Form 10-Q
period 1995-03-31
AMERICAN HEALTH SERVICES CORP /DE/
filed 1995-05-12
CIK 712194

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          -----------------------------

                                   FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                        Commission File Number 0-14380
                        ------------------------------


                          American Health Services Corp.
- - -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                   52-1278857
- - -------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)           No.)

4440 Von Karman, Suite 320, Newport Beach, CA                      92660
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                         (ZIP Code)

Registrant's telephone number, including area code  714/476-0733
                                                    ------------

                                     N/A
- - -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and; (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                 ---           ---

         The number of shares of the Registrant's common stock outstanding as of May 1, 1995 was 9,683,647.


The number of pages in this Form 10-Q is 15.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                                     INDEX

                                                         PAGE
                                                         ----
PART I -- FINANCIAL INFORMATION


  ITEM 1.  Financial Statements

     Consolidated Balance Sheets,
     March 31, 1995, and December 31, 1994               3-4

     Consolidated Statements of Operations,
     for the three months ended March 31,                 5
     1995 and 1994

     Consolidated Statements of Cash Flows,
     for the three months ended March 31,
     1995 and 1994                                        6

     Notes to Consolidated Financial Statements          7-8


  ITEM 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                 8-13


PART II -- OTHER INFORMATION                              14


  ITEM 6.  Exhibits and Reports on Form 8-K               14



                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                                              March 31,               December 31,
                                                                                 1995                      1994
                                                                             -----------              ------------
                                                                             (unaudited)
CURRENT ASSETS:
  Cash                                                                       $ 4,479,654              $ 3,663,795
  Accounts receivable, net of an allowance for doubtful
    accounts and contractual discounts of $4,245,671
    and $3,691,466 at March 31, 1995 and December 31, 1994
    respectively, and an allowance for professional fees of
    $1,862,026 and $1,862,399 at March 31, 1995 and
    December 31, 1994, respectively                                            8,566,915                8,587,288
  Prepaid expenses and other                                                     358,616                  345,040
                                                                             -----------              -----------
                 Total current assets                                         13,405,185               12,596,123

PROPERTY AND EQUIPMENT, at cost, net of accumulated
    depreciation and amortization of $13,603,160 and
    $12,348,486 at March 31, 1995 and December 31, 1994,
    respectively                                                              25,020,326               25,521,012

OTHER ASSETS                                                                   3,183,939                2,105,802
                                                                             -----------              -----------
                                                                             $41,609,450              $40,222,937
                                                                             ===========              ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1995 AND DECEMBER 31, 1994

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                       March 31,               December 31,
                                                                                         1995                     1994
                                                                                      -----------              ------------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                              $ 3,830,274               $ 3,319,079
  Accrued payroll and related costs                                                      869,229                   700,916
  Professional fees payable                                                              331,813                   306,446
  Current portion of deferred rent
   expense                                                                               608,009                   665,343
  Current portion of reserve for center
   terminations                                                                          690,000                   690,000
  Current portion of long-term debt                                                   15,449,371                 4,326,816
                                                                                     -----------               -----------
          Total current liabilities                                                   21,778,696                10,008,600
                                                                                     -----------               -----------
DEFERRED RENT EXPENSE                                                                    391,353                   443,513
                                                                                     -----------               -----------
RESERVE FOR CENTER TERMINATIONS                                                        1,253,130                 1,253,130
                                                                                     -----------               -----------
LONG-TERM DEBT                                                                        28,460,306                39,400,171
                                                                                     -----------               -----------
CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST                                                                        972,121                    81,145
                                                                                     -----------               -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  10 percent convertible Series B preferred stock with a liquidation preference of $185 per share plus declared and unpaid dividends
     Authorized--5,000,000 shares
     Outstanding--37,837.83 at March 31, 1995 and
      December 31, 1994 stated at                                                      6,075,107                 6,075,107
  Common stock, $.03 par value-
    Authorized--25,000,000 shares
    Outstanding--9,683,647 at March 31, 1995 and December 31, 1994                       290,509                   290,509
  Common stock warrants                                                                1,115,569                 1,115,569
  Additional paid-in capital                                                           9,343,665                 9,343,665
  Accumulated deficit                                                                (28,071,006)              (27,788,472)
                                                                                     -----------               -----------
                                                                                     (11,246,156)              (10,963,622)
                                                                                     -----------               -----------
                                                                                     $41,609,450               $40,222,937
                                                                                     ===========               ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          Three Months Ended                Three Months Ended
                                                             March 31, 1995                    March 31, 1994
                                                          ------------------                ------------------
                                                              (Unaudited)                       (Unaudited)
REVENUES:
  Center revenues                                              $9,357,901                        $9,207,065

EXPENSES:
  Center expenses                                               7,705,466                         7,295,381
  Provision for center profit
    distributions                                                 179,468                           232,747
                                                               ----------                        ----------
  Income from center operations                                 1,472,967                         1,678,937

CORPORATE OPERATING EXPENSES                                      880,575                           898,595
                                                               ----------                        ----------
  Income from operations
    before interest                                               592,392                           780,342

INTEREST INCOME AND OTHER                                          41,267                            29,573

INTEREST EXPENSE                                                 (916,193)                       (1,154,030)
                                                               ----------                        ----------
  Net loss                                                     $ (282,534)                       $ (344,115)
                                                               ==========                        ==========
LOSS PER SHARE:
  Loss per common share                                        $    (0.03)                       $    (0.04)
                                                               ==========                        ==========

  Weighted average number of common
    shares outstanding                                          9,683,647                         9,683,647
                                                               ==========                        ==========





 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Three Months Ended        Three Months Ended
                                                                                  March 31, 1995             March 31, 1994
                                                                                ------------------        ------------------
                                                                                    (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $ (282,534)                $ (344,115)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                                                   1,320,845                  1,136,792
     Deferred rent expense                                                            (109,494)                   292,420
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable, net                                  20,373                   (171,062)
       Increase in prepaid expenses and other                                           (4,826)                  (150,909)
       Increase in other assets                                                       (390,416)                   (65,046)
       Increase in accounts payable and accrued expenses                               679,508                    197,503
       Increase (decrease) in professional fees payable                                 25,367                    (42,948)
       Decrease in reserve for center terminations                                        --                     (137,012)
                                                                                    ----------                 ----------
       Net cash provided by operating activities                                     1,258,823                    715,623
                                                                                    ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (67,578)                  (131,505)
  Investment in a radiation oncology center                                           (408,221)                      --
                                                                                    ----------                 ----------
       Net cash used in investing activities                                          (475,799)                  (131,505)
                                                                                    ----------                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term obligations                                    (1,063,972)                  (946,969)
  Increase in principal under long-term obligations                                  1,151,331                    634,963
  Decrease in minority interest                                                        (54,524)                  (106,459)
                                                                                    ----------                 ----------
       Net cash provided by (used in) financing activities                              32,835                   (418,465)
                                                                                    ----------                 ----------
INCREASE IN CASH                                                                       815,859                    165,653

CASH, beginning of period                                                            3,663,795                  4,339,445
                                                                                    ----------                 ----------
CASH, end of period                                                                 $4,479,654                 $4,505,098
                                                                                    ==========                 ==========






 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1995 (UNAUDITED)




1.       Basis of Preparation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1994 included as part of the Company's Annual Report on Form 10-K (File No. 0-14380) filed with the Securities and Exchange Commission on March 31, 1995.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1995, the results of operations and changes in cash flows for the three month periods ended March 31, 1995 and 1994 have been included.

         The results of operations of the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       Canadian Accounting Principles

         The Company's common stock is listed with the Ontario Securities Commission (OSC) and the Company is required to file its financial statements with OSC. Although the accompanying financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles applicable in the United States, the primary difference between these accounting principles and those applicable in Canada is as follows:

                 Currency Translation

                 The accompanying financial statements are stated in United States dollars. Translation of the financial statements into Canadian dollars would be performed using the historical rate in effect on the dates transactions occurred. No translation gains or losses would result from the translation. The rates of exchange in effect at the end of each of the reporting periods and the average exchange rate for those periods are as follows:

                               Exchange Rates
                     (Canadian Dollars per U.S. Dollar)
                     ----------------------------------
                                                   Average for
                                                     Three
                                                  Months Ended
                 Year            March 31            March 31
                 ----            --------         -------------
                 1993             1.258               1.266
                 1994             1.340               1.356
                 1995             1.399               1.404

3.       Loss Per Common Share

         The number of shares used in computing loss per common share is equal to the totals of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents relating to options, warrants and convertible preferred stock have not been included in the computation of loss per share in 1995 and 1994 due to their antidilutive effect. Preferred stock dividends have not been considered in the calculation of loss per common share since the shares are non-cumulative and no dividends have been declared.

4.       Income Taxes

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("FAS No. 109") pursuant to which the Company recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1995 Compared to March 31, 1994

RESULTS OF OPERATIONS

         The Company reported revenues from the operation of its diagnostic imaging and gamma knife centers for the three months ended March 31, 1995 of approximately $9,358,000 compared to approximately $9,207,000 for the three months ended March 31, 1994, representing an increase of approximately 2%. The increase in reported revenues of approximately $151,000 is due primarily to revenues generated by three new centers (approximately $1,030,000), offset by the sale or closure of two centers and the expiration of operating agreements relating to five centers subsequent to December 31, 1993 (approximately $847,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

         Center expenses for the three months ended March 31, 1995, aggregated approximately $7,705,000 compared to approximately $7,295,000 for the three months ended March 31, 1994. This increase of approximately $410,000, or 6%, is due to (i) expenses related to the Company's three new centers (approximately $878,000), (ii) an increase in costs at one of the Company's centers related to contract renegotiations (approximately $46,000), (iii) increased maintenance costs at two centers which were under warranty in 1994 (approximately $60,000) and, (iv) increased expenses related to the development of an outside billing service (approximately $58,000). This increase was offset by the elimination of expenses at the seven terminated centers discussed above (approximately $632,000).

         Provision for center profit distributions was approximately $179,000 for the three months ended March 31, 1995, compared to approximately $233,000 for the three months ended March 31, 1994. This represents a decrease of approximately $54,000, or 23%. This decrease is due to (i) the purchase of the physician limited partnership interests in 1994 discussed below, and (ii) reduced income at the Company's cooperative venture centers. This decrease is partially offset by income at two of the Company's new cooperative venture centers.

         The Company reported income from center operations of approximately $1,473,000 for the three months ended March 31, 1995 compared to approximately $1,679,000 for the three months ended March 31, 1994 representing a decrease of approximately $206,000, or 12%. This decrease in income from center operations is due primarily to (i) the loss of income from center operations at the seven terminated centers discussed above and, (ii) increased expenses related to contract renegotiations, the development of an outside billing service and maintenance costs related to equipment under warranty in 1994, partially offset by (i) income from center operations at the Company's three new centers and
(ii) the reduction of provision for center profit distributions.

         For the three month period ended March 31, 1995, the Company recorded corporate operating expenses of approximately $881,000 compared to corporate operating expenses of approximately $899,000 for the three month period ended March 31, 1994, a decrease of approximately 2%. This decrease of $18,000 is due primarily to a reduction in personnel costs offset by an increase in consulting costs.

         Interest expense was approximately $916,000 during the three months ended March 31, 1995, compared to approximately $1,154,000 for the three months ended March 31, 1994. This decrease of approximately $238,000, or 21%, was primarily related to (i) reduced interest as a result of the April 12, 1994 restructuring agreement discussed below and (ii) reduced interest expense related to amortization of long-term obligations, offset by long-term obligations incurred at the Company's three new centers.

         For the three months ended March 31, 1995, the Company reported a net loss of approximately $283,000 compared to a net loss of approximately $344,000 for the three months ended March 31, 1994. This decrease in net loss of approximately $61,000 is the result of (i) decreased corporate operating expense and (ii) reduced interest expense, offset by decreased income from center operations.

         Net loss per share for the three months ended March 31, 1995, was $(0.03) compared to a net loss per share of $(0.04) for the three months ended March 31, 1994. As discussed in "Liquidity and Capital Resources", dividends on the Series B Senior Convertible Preferred stock are non-cumulative. Since the Board of Directors has not declared a dividend for the quarters ended March 31, 1995 and 1994, respectively, no dividend has been subtracted from net loss to determine loss per share for each of the three months ended March 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to a deficit of approximately $8,374,000 at March 31, 1995 from approximately $2,588,000 at December 31, 1994. This decrease of $10,962,000 is primarily due to the reclassification of long-term obligations to current liabilities as a result of scheduled debt maturities and principal payments on long-term obligations offset by net income before depreciation and amortization. During the past three years, the Company has financed its operations primarily through internally generated funds and the credit arrangements discussed below.

         Cash increased to approximately $4,480,000 at March 31, 1995 from approximately $3,664,000 at December 31, 1994, an increase of approximately $816,000, or 22%. This increase resulted from (i) net income before depreciation and amortization and deferred rent expense (approximately $929,000), (ii) an increase in accounts payable and accrued expenses (approximately $680,000), and (iii) a net increase in long-term debt obligations including the deferred payment discussed below (approximately $87,000). This increase was offset by (i) an increase in other assets (approximately $390,000), (ii) the investment in a radiation oncology treatment center (approximately $408,000), and (iii) purchases of property and equipment (approximately $68,000). Except for the deferred payments discussed below, the Company currently has no lines of credit available to borrow against for working capital purposes except for two working capital loans advanced to Radiosurgery Centers, Inc., the Company's wholly owned subsidiary ("RCI"), in connection with its operation of two Gamma Knife centers as discussed below.

         Pursuant to the terms of an April 12, 1994 agreement between the Company and its primary lender, GE Capital Corporation and GE Medical Systems ("GE"), the maturity of a balloon principal payment of approximately $9,600,000 which was due in May 1994, was extended until January 1, 1996 and the principal payment was reduced from $9,600,000 to $8,000,000. In addition, the interest rate on the note related thereto was reduced from 12.75% per annum to 9.25% per annum which resulted in monthly cash savings of approximately $140,000. As a result, the Company is required to make certain balloon principal payments pursuant to its loan agreements with its primary lender as follows:
$10,050,000 in January 1996 and $1,500,000 in August 1996. GE also agreed to restructure the monthly payments under a $15,200,000 equipment loan which resulted in monthly cash savings of $75,000. Finally, GE agreed to provide three deferred payments to be used through December 31, 1995, under certain circumstances. Each deferred payment will result in a monthly cash savings of approximately $700,000. These deferred payments will become due in January 1996. In January 1995, the Company utilized the first of its three deferrals. Further, the Company is required to maintain, under the terms of its loan agreements with its primary lender, certain financial covenants and ratios.
The Company is not in compliance with several of these covenants and ratios but has received a written waiver of the violations from its primary lender through January 1996.

         The Company's ability to borrow under a non-revolving line of credit with GE to finance corporate growth in connection with the acquisition, development and improvement of the Company's imaging business terminated on March 31, 1995. Borrowings under this line in the approximate amount of $1,359,000 were converted to term notes. In the first quarter of 1995, the Company entered into a letter of intent with GE to provide up to $3,300,000 to be utilized in connection with its development and acquisition activities.

         The healthcare industry is highly regulated and changes in laws and regulations can be significant. The Company believes that the expanding managed care environment accompanied by cost containment pressures may have a materially adverse impact on the Company's business, since they may directly affect the utilization of the Company's centers and reimbursement for those procedures performed at the Company's centers; however, the Company believes that as long as the Company is able to negotiate provider agreements with the managed care companies and other payors to provide productive and cost efficient services with measurable outcomes, the Company's business should not be negatively impacted.

         In addition to the restructuring arrangements discussed above, the Company is also taking certain other actions to achieve profitability. First, if utilization at certain underperforming centers continues to deteriorate, those centers will be considered for closure and/or disposition. Second, the Company has sold or negotiated the termination of leases of all its idle diagnostic imaging equipment, has renegotiated its equipment maintenance contracts and is renegotiating contracts with vendors of medical supplies and film. Third, the Company is continuing to develop a long-term restructuring plan which includes (i) changes in the Company's debt and capital structure, and (ii) raising additional working capital. In this regard, the Company has engaged outside professional assistance and continues to explore (i) negotiations with its primary lender, (ii) debt restructuring, (iii) dispositions of certain assets, (iv) raising new capital for future operations, and/or (v) a merger. As part of the long-term restructuring plan, the Company and its primary lender concluded the restructuring arrangements discussed above.

         With the consummation of the April 12, 1994 agreement, the Company believes that it will be able to meet its long-term debt, operating lease and other ongoing obligations through January 1996; however, the Company believes that its ability to meet its long-term debt obligations beyond January 1996 is contingent upon the consummation of the long-term restructuring plan discussed above, which may include, among others, refinancing its long-term debt, a public or private offering, or a merger. However, there can be no assurances that any of these transactions may be consummated in a timely manner and on terms reasonably acceptable to the Company.

         In connection with the operation of a Gamma Knife center in Seattle, Washington, RCI has received a working capital loan for an amount up to $800,000 from the Company's primary lender to fund the operations of the center, of which $200,000 is still available.

         In 1994, in connection with the operation of a Gamma Knife center in Miami, Florida, RCI entered into a loan agreement ($2,900,000) with a bank which provided $500,000 of working capital for operations of the center and which loan was guaranteed by Mr. Cal Kovens, then a director of the Company (deceased February 6, 1995). In addition, RCI has received a working capital loan for an amount up to $500,000 from the Company's primary lender to fund the operations of the center, of which $250,000 is still available, which loan is secured by the accounts receivable of the center. RCI commenced operations at the center in March 1994.

         In connection with the Company's expansion plans, the Company has reviewed several diagnostic imaging centers as acquisition candidates. In 1994, the Company purchased a majority interest in a diagnostic imaging center in Monterey Park, California. Additionally, during 1995, the Company purchased an interest in a radiation oncology treatment facility in Valparaiso, Indiana. The cash needed to purchase these centers was made available from the non-revolving line of credit discussed above. The Company continues to review diagnostic imaging centers as acquisition candidates but has not entered into any letters of intent or definitive agreements. Approval of the Company's primary lender is required for any equipment purchase financing in connection with any acquisitions by the Company.

         The Omnibus Budget Reconciliation Act of 1993 ("OBRA") prohibits referring physician ownership of diagnostic imaging centers after December 31, 1994. In 1994, the Company evaluated its own cooperative ventures and has purchased the physician limited partnership interests at four of its cooperative ventures and has dissolved the physician limited partnership interests at two other ventures. As a result, the Company no longer has any cooperative ventures with referring physician ownership. The cash needed for these buyouts was made available from internally generated funds.

         Subject to the limitations described above, the Company expects to finance the development and other start-up costs and the costs of equipment and site improvements at any new centers through (i) financing arrangements with the manufacturers of the equipment utilized at such centers, and (ii) other financing sources utilized by the Company. The ability of the Company to establish such centers and to expand operations is dependent upon the availability of financing on terms reasonably acceptable to the Company.

         Dividends on the Series B Preferred Stock are non-cumulative so long as the Series B Preferred Stockholders control a majority of the Board of Directors of the Company. In addition, any dividends declared on the Series B Preferred Stock may be paid in cash or shares of common stock at the discretion of the Board of Directors. No dividend was declared by the Board of Directors for the quarter ended March 31, 1995.

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("FAS No. 109"), pursuant to which the Company recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount.

         Inflation has not had a significant impact on the Company's operations and, in management's opinion, based upon current trends will not have an adverse impact on operations in the near future.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27 - Financial Data Schedule.

(b) Reports on Form 8-K

     During the quarter ended March 31, 1995, the Company did not file any current report on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




American Health Services Corp.
- - ------------------------------
         (Registrant)





  /s/Thomas V. Croal
- - ------------------------------
     Thomas V. Croal,
      Vice President
  Chief Financial Officer





    /s/E. Larry Atkins
- - ------------------------------
       E. Larry Atkins,
          President
   Chief Executive Officer




Date:  March 12, 1995