Form 10-Q
period 1995-06-30
AMERICAN HEALTH SERVICES CORP /DE/
filed 1995-08-11
CIK 712194

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ____________________________

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission File Number 0-14380
       -----------------------------------------------------------------


                         American Health Services Corp.
       -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                        52-1278857
       -------------------------------  --------------------------------
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

4440 Von Karman, Suite 320, Newport Beach, CA           92660
- -----------------------------------------------------------------
(Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area code  714/476-0733
                                                   --------------

                                     N/A
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----         -----
  The number of shares of the Registrant's common stock outstanding as of August 1, 1995 was 9,683,647.



The number of pages in this Form 10-Q is 17.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                                     INDEX


                                                   PAGE
                                                   ----
PART I -- FINANCIAL INFORMATION
- -------------------------------


  ITEM 1.  Financial Statements
           --------------------

  Consolidated Balance Sheets,
  June 30, 1995, and December 31, 1994              3 - 4

  Consolidated Statements of Operations,
  for the three and six months ended
  June 30, 1995 and 1994                              5

  Consolidated Statements of Cash Flows,
  for the six months ended June 30,
  1995 and 1994                                       6

  Notes to Consolidated Financial Statements        7 - 8


  ITEM 2. Management's Discussion and Analysis
          -------------------------------------
          of Financial Condition and Results
          -----------------------------------
          of Operations                             8 - 15
          -------------


PART II -- OTHER INFORMATION
- ----------------------------

  ITEM 6.  Exhibits and Reports on Form 8-K          16
           --------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS


                                                                    June 30,                December 31,
                                                                      1995                      1994
                                                                  -----------               ------------
                                                                  (unaudited)
CURRENT ASSETS:
  Cash                                                            $ 3,767,062               $ 3,663,795
  Accounts receivable, net of an allowance for doubtful
    accounts and contractual discounts of $4,183,717
    and $3,691,466 at June 30, 1995 and December 31, 1994
    respectively, and an allowance for
    professional fees of $1,933,979 and $1,862,399 at
    June 30, 1995 and December 31, 1994, respectively               8,681,021                 8,587,288
  Prepaid expenses and other                                          514,090                   345,040
                                                                  -----------               -----------
                 Total current assets                              12,962,173                12,596,123


PROPERTY AND EQUIPMENT, at cost, net of accumulated
    depreciation and amortization of $14,203,997 and
    $12,348,486 at June 30, 1995 and December 31, 1994,
    respectively                                                   23,878,027                25,521,012





OTHER ASSETS                                                        3,077,292                 2,105,802
                                                                  -----------               -----------
                                                                  $39,917,492               $40,222,937
                                                                  ===========               ===========




             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND DECEMBER 31, 1994

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                       June 30,               December 31,
                                                                                         1995                     1994
                                                                                     -----------              ------------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                              $ 3,735,990               $ 3,319,079
  Accrued payroll and related costs                                                      794,134                   700,916
  Professional fees payable                                                              318,171                   306,446
  Current portion of deferred rent expense                                               550,188                   665,343
  Current portion of reserve for center terminations                                     619,164                   690,000
  Current portion of long-term debt                                                   15,469,238                 4,326,816
                                                                                     -----------               -----------
          Total current liabilities                                                   21,486,885                10,008,600
                                                                                     -----------               -----------
DEFERRED RENT EXPENSE                                                                    339,679                   443,513
                                                                                     -----------               -----------
RESERVE FOR CENTER TERMINATIONS                                                        1,222,471                 1,253,130
                                                                                     -----------               -----------
LONG-TERM DEBT                                                                        27,220,963                39,400,171
                                                                                     -----------               -----------
CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST                                                                        985,496                    81,145
                                                                                     -----------               -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  10 percent convertible Series B preferred stock with a liquidation preference of $185 per share plus declared and unpaid dividends
     Authorized--5,000,000 shares
     Outstanding--37,837.83 at June 30, 1995 and
      December 31, 1994 stated at                                                      6,075,107                 6,075,107
  Common stock, $.03 par value--
    Authorized--25,000,000 shares
    Outstanding--9,683,647 at June 30, 1995 and December 31, 1994                        290,509                   290,509
  Common stock warrants                                                                1,115,569                 1,115,569
  Additional paid-in capital                                                           9,343,665                 9,343,665
  Accumulated deficit                                                                (28,162,852)              (27,788,472)
                                                                                     -----------               -----------
                                                                                     (11,338,002)              (10,963,622)
                                                                                     -----------               -----------
                                                                                     $39,917,492               $40,222,937
                                                                                     ===========               ===========




             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           Three Months Ended                        Six Months Ended
                                                                June 30,                                  June 30,
                                                           1995           1994                       1995          1994
                                                        ----------     ----------                -----------    -----------
                                                                (unaudited)                           (unaudited)
REVENUES:
  Center revenues                                       $9,708,114      $9,370,071               $19,066,015    $18,577,136

EXPENSES:
  Center expenses                                        7,667,258       7,517,631                15,372,724     14,813,012
  Provision for center profit
    distributions                                          196,276         224,465                   375,744        457,212
                                                        ----------      ----------               -----------    -----------
  Income from center operations                          1,844,580       1,627,975                 3,317,547      3,306,912
                                                        ----------      ----------               -----------    -----------

CORPORATE OPERATING EXPENSES                             1,071,390         899,562                 1,951,965      1,798,157
                                                        ----------      ----------               -----------    -----------
  Income from operations
   before interest                                         773,190         728,413                 1,365,582      1,508,755

INTEREST INCOME AND OTHER                                   36,143          23,006                    77,410         52,579

INTEREST EXPENSE                                          (901,179)     (1,000,319)               (1,817,372)    (2,154,349)
                                                        ----------      ----------               -----------    -----------
  Loss before extraordinary item                           (91,846)       (248,900)                 (374,380)      (593,015)

EXTRAORDINARY ITEM:
  Gain on restructuring of long-term debt                     --           305,985                       --        305,985
                                                        ----------      ----------               -----------    -----------
  Net income (loss)                                     $  (91,846)     $   57,085               $  (374,380)   $  (287,030)
                                                        ==========      ==========               ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE (Note 3):
  Loss before extraordinary item                        $    (0.01)     $    (0.02)              $     (0.04)   $     (0.06)
  Extraordinary item                                          --              0.03                       --            0.03
                                                        ----------      ----------               -----------    -----------
  Net income (loss) per common share                    $    (0.01)     $     0.01               $     (0.04)   $     (0.03)
                                                        ==========      ==========               ===========    ===========
  Weighted average number of common
   shares outstanding (Note 3)                           9,683,647       9,683,647                 9,683,647      9,683,647
                                                        ==========      ==========               ===========    ===========





 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Six Months Ended       Six Months Ended
                                                                June 30, 1995          June 30, 1994
                                                               ---------------        ---------------
                                                                 (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (374,380)            $  (287,030)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Depreciation and amortization                                   2,617,406               2,411,497
   Deferred rent expense                                            (218,989)                102,501
   Gain on restructuring of long-term debt                              --                  (305,985)
   Changes in operating assets and liabilities:
    Increase in accounts receivable, net                             (93,733)               (248,766)
    (Increase) decrease in prepaid expenses and other               (160,300)                181,011
    (Increase) decrease in other assets                             (426,350)                 98,865
    Increase in accounts payable and accrued expenses                510,129                  54,105
    Increase (decrease) in professional fees payable                  11,725                 (33,670)
    Decrease in reserve for center terminations                     (101,495)               (289,324)
                                                                 -----------             -----------
     Net cash provided by operating activities                     1,764,013               1,683,204
                                                                 -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (79,259)               (551,125)
  Investment in radiation oncology center                           (408,221)                   --
                                                                ------------            ------------
     Net cash used in investing activities                          (487,480)               (551,125)
                                                                ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term obligations                  (2,283,448)             (1,869,126)
  Increase in principal under long-term obligations                1,151,331               1,299,153
  Decrease in minority interest                                      (41,149)               (137,783)
                                                                ------------            ------------
     Net cash used in financing activities                        (1,173,266)               (707,756)
                                                                ------------            ------------
NET INCREASE IN CASH                                                 103,267                 424,323

CASH, beginning of period                                          3,663,795               4,339,445
                                                                ------------            ------------
CASH, end of period                                             $  3,767,062            $  4,763,768
                                                                ============            ============


    During 1994, the Company issued a warrant to purchase 372,524 shares of the Company's common stock which was valued at $29,802.




   The accompanying notes are an integral part of these consolidated statements.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1995 (UNAUDITED)




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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1995, the results of operations and changes in cash flows for the six month periods ended June 30, 1995 and 1994 have been included.

         The results of operations of the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                                      Exchange Rates
                                            (Canadian Dollars per U.S. Dollar)
                                           -----------------------------------
                                                             Average for
                                                                Six
                                                            Months Ended
                 Year                      June 30            June 30
                 ----                      -------          ------------
                 1993                       1.258               1.266
                 1994                       1.340               1.356
                 1995                       1.374               1.389

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 Compared to June 30, 1994

         The Company reported revenues from the operation of its diagnostic imaging and gamma knife centers for the six months ended June 30, 1995 of approximately $19,066,000, compared to approximately $18,577,000 for the six months ended June 30, 1994, representing an increase of approximately 3%. The increase in reported revenues of approximately $489,000 is due to revenues generated by three new centers (approximately $1,966,000), offset by the sale or closure of four centers and the expiration of operating agreements relating to five centers subsequent to December 31, 1993 (approximately $1,396,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

         Center expenses for the six months ended June 30, 1995, aggregated approximately $15,373,000, compared to approximately $14,813,000 for the six months ended June 30, 1994. This increase of approximately $560,000, or 4%, is due to (i) increased expenses related to the Company's three new centers (approximately $1,582,000) and (ii) increased expenses related to the development of an outside billing service (approximately $92,000). This increase is substantially offset by (i) the elimination of expenses at the nine terminated centers discussed above (approximately $690,000) and (ii) a decrease in costs at the majority of the Company's remaining centers (approximately $424,000) primarily related to reductions in payroll costs, equipment maintenance and medical supplies.

         Provision for center profit distributions was approximately $376,000 for the six months ended June 30, 1995, compared to approximately $457,000 for the six months ended June 30, 1994. This represents a decrease of approximately $81,000, or 18%. This decrease is due primarily to (i) the purchase of the physician limited partnership interests in 1994 discussed below, and (ii) reduced income at the Company's cooperative venture centers. This decrease is partially offset by income at the Company's new cooperative venture centers.

         The Company reported income from center operations of approximately $3,318,000 for the six months ended June 30, 1995, compared to approximately $3,307,000 for the six months ended June 30, 1994, representing an increase of approximately $11,000, or less than 1%. This increase in income from center operations is due primarily to (i) increased income at the Company's centers which existed at June 30, 1994 (approximately $252,000), (ii) income from center operations at the Company's three new centers (approximately $384,000), and (iii) the decrease in provision for center profit distributions. The increase was substantially offset by the loss of income from center operations at the terminated centers discussed above (approximately $706,000).

         For the six month period ended June 30, 1995, the Company recorded corporate operating expenses of approximately $1,952,000, compared to corporate operating expenses of approximately $1,798,000 for the six month period ended June 30, 1994, an increase of approximately 9%. This increase of approximately $154,000 is due primarily to increases in legal, consulting and travel costs related to acquisition and debt restructure negotiations.

         Interest expense was approximately $1,817,000 during the six months ended June 30, 1995, compared to approximately $2,154,000 for the six months ended June 30, 1994, a decrease of approximately $337,000, or 16%. This decrease was primarily due to (i) reduced interest related to amortization of long-term obligations, and (ii) reduced interest as a result of the April 12, 1994 restructuring agreement discussed below, partially offset by long-term debt incurred at the Company's new centers.

         For the six months ended June 30, 1995, the Company reported a net loss before extraordinary item of approximately $374,000 compared to a net loss before extraordinary item of approximately $593,000 for the six months ended June 30, 1994. This decrease in net loss before extraordinary item of approximately $219,000 is the result of increased income from center operations and a decrease in net interest expense, offset by a slight increase in corporate operating expenses. As a result of the April 12, 1994 restructuring agreement discussed below, an extraordinary gain on restructuring of long-term debt of approximately $306,000 was recorded in 1994.

         Net loss per share before extraordinary item for the six months ended June 30, 1995, was ($0.04), compared to a net loss per share of ($0.06) for the six months ended June 30, 1994. As discussed below under "Liquidity and Capital Resources," dividends on the Series B Preferred stock are non-cumulative. Since the Board of Directors did not declare a dividend for the six months ended June 30, 1995 and 1994, respectively, no dividend has been subtracted from net loss to determine loss per share for each of the six months ended June 30, 1995 and 1994, respectively.

Three Months Ended June 30, 1995 Compared to June 30, 1994

         The Company reported revenues from the operation of its diagnostic imaging and gamma knife centers for the three months ended June 30, 1995 of approximately $9,708,000, compared to approximately $9,370,000 for the three months ended June 30, 1994, representing an increase of 4%. The increase in reported revenues of approximately $338,000 is due primarily to revenues generated by three new centers (approximately $936,000) which began operations subsequent to April 1, 1994, offset by the sale or closure of four centers and the expiration of operating agreements relating to four centers subsequent to June 30, 1993 (approximately $509,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

         Center expenses for the three months ended June 30, 1995, aggregated approximately $7,667,000, compared to approximately $7,518,000 for the three months ended June 30, 1994. This increase of approximately $149,000, or 2%, is due to increased expenses related to the Company's three new centers (approximately $704,000), substantially offset by (i) the elimination of expenses at the eight terminated centers discussed above (approximately $166,000), and (ii) a decrease in costs at the majority of the Company's remaining centers primarily due to reductions in payroll, equipment maintenance and medical supplies (approximately $389,000).

         Provision for center profit distributions was approximately $196,000 for the three months ended June 30, 1995, compared to approximately $224,000 for the three months ended June 30, 1994. This represents a decrease of approximately $28,000, or 13%. This decrease is due primarily to (i) the purchase of the physician limited partnership interests in 1994 discussed below, and (ii) reduced income at the Company's cooperative venture centers. This decrease is partially offset by income at the Company's new cooperative venture centers.

         The Company reported income from center operations of approximately $1,845,000 for the three months ended June 30, 1995, compared to approximately $1,628,000 for the three months ended June 30, 1994, representing an increase of approximately $217,000, or 13%. This increase in income from center operations is due primarily to (i) increased income at the Company's centers which existed at June 30, 1993 (approximately $300,000), (ii) income from center operations at the Company's three new centers (approximately $232,000), and (iii) the decrease in provision for center profit distributions, partially offset by the loss of income from center operations at the eight terminated centers discussed above (approximately $343,000).

         For the three month period ended June 30, 1995, the Company recorded corporate operating expenses of approximately $1,071,000, compared to corporate operating expenses of approximately $900,000 for the three month period ended June 30, 1994, an increase of approximately 19%. This increase of $171,000 is due primarily to increases in legal, consulting and travel costs related to acquisition and debt restructure negotiations.

         Interest expense was approximately $901,000 during the three months ended June 30, 1995 compared to approximately $1,000,000 for the three months ended June 30, 1994, a decrease of approximately $99,000, or 10%. This decrease was primarily due to (i) reduced interest related to amortization of long-term obligations, and (ii) reduced interest as a result of the April 12, 1994 restructuring agreement discussed below, partially offset by long-term debt incurred at the Company's new centers.

         For the three months ended June 30, 1995, the Company reported a net loss before extraordinary item of approximately $92,000, compared to a net loss before extraordinary item of approximately $249,000 for the three months ended June 30, 1994. This decrease in net loss before extraordinary item of approximately $157,000 is the result of (i) increased income from center operations, and (ii) a decrease in net interest expense, offset by an increase in corporate operating expenses. As a result of the April 12, 1994 restructuring agreement discussed below, an extraordinary gain on restructuring of long-term debt of approximately $306,000 was recorded.

         Net loss per share before extraordinary item for the three months ended June 30, 1995, was ($0.01) compared to a net loss per share before extraordinary item of ($0.02) for the three months ended June 30, 1994. As discussed below under "Liquidity and Capital Resources", dividends on the Series B Preferred stock are non-cumulative. Since the Board of Directors did not declare a dividend for the quarters ended June 30, 1995 and 1994, respectively, no dividend has been subtracted from net loss to determine loss per share for each of the three months ended June 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to a deficit of approximately $8,525,000 at June 30, 1995 from approximately $2,588,000 at December 31, 1994. This decrease of $11,113,000 is primarily due to the reclassification of long-term obligations to current liabilities as a result of scheduled debt maturities and principal payments on long-term obligations. This decrease was partially offset by net income before depreciation and amortization. During the past three years, the Company has financed its operations primarily through internally generated funds and the credit arrangements discussed below.

         Cash increased to approximately $3,767,000 at June 30, 1995 from approximately $3,664,000 at December 31, 1994, an increase of approximately $103,000, or 3%. This increase resulted from (i) net income before depreciation and amortization and deferred rent expense (approximately $2,024,000), and (ii) an increase in accounts payable and accrued expenses (approximately $510,000). This increase was offset by (i) an increase in other assets

(approximately $426,000), (ii) the investment in a radiation oncology treatment center (approximately $408,000), (iii) purchases of property and equipment (approximately $79,000), and (iv) a net decrease in long-term debt obligations net of the deferred payment discussed below (approximately $1,132,000). Except for the remaining deferred payment discussed below, the Company currently has no lines of credit available to borrow against for working capital purposes except for two working capital loans advanced to Radiosurgery Centers, Inc., the Company's wholly owned subsidiary ("RCI"), in connection with its operation of two Gamma Knife centers as discussed below.

         Pursuant to the terms of an April 12, 1994 agreement between the Company and its primary lender, GE Capital Corporation and GE Medical Systems ("GE"), the maturity of a balloon principal payment of approximately $9,600,000 which was due in May 1994, was extended until January 1, 1996 and the principal payment was reduced from $9,600,000 to $8,000,000. In addition, the interest rate on the note related thereto was reduced from 12.75% per annum to 9.25% per annum which resulted in monthly cash savings of approximately $140,000. As a result, the Company is required to make certain balloon principal payments pursuant to its loan agreements with its primary lender as follows:
$10,050,000 in January 1996 and $1,500,000 in August 1996. GE also agreed to restructure the monthly payments under a $15,200,000 equipment loan which resulted in monthly cash savings of $75,000. Finally, GE agreed to provide three deferred payments to be used through December 31, 1995, under certain circumstances. Each deferred payment will result in a monthly cash savings of approximately $700,000. These deferred payments will become due in January 1996. In January 1995, the Company utilized the first of its three deferrals. Subsequent to June 30, 1995, the Company utilized the second of its deferrals. Further, the Company is required to maintain, under the terms of its loan agreements with its primary lender, certain financial covenants and ratios.
The Company is not in compliance with several of these covenants and ratios but has received a written waiver of the violations from its primary lender through January 1996.

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

         In addition to the restructuring arrangements discussed above, the Company is also taking certain other actions to achieve profitability. First, if utilization at certain underperforming centers continues to deteriorate, those centers will be considered for closure and/or disposition. Second, the Company has sold or negotiated the termination of leases of all its idle diagnostic imaging equipment and has renegotiated its equipment maintenance contracts and contracts with vendors of medical supplies and film. Third, the Company is continuing to develop a long-term restructuring plan which includes (i) changes in the Company's debt and capital structure, and
(ii) raising additional working capital. In this regard, the Company has engaged outside professional assistance and continues to explore (i) negotiations with its primary lender, (ii) debt restructuring, (iii) dispositions of certain assets, (iv) raising new capital for future operations, and/or (v) a merger.

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

         In connection with the Company's expansion plans, the Company has reviewed several diagnostic imaging centers as acquisition candidates. In 1994, the Company purchased a majority interest in a diagnostic imaging center in Monterey Park, California. Additionally, in January 1995, the Company purchased an interest in a radiation oncology treatment facility in Valparaiso, Indiana. The cash needed to purchase these centers was made available from a non-revolving line of credit with G.E. The Company's ability to borrow under the non-revolving line of credit expired on March 31, 1995. Borrowings under this line in the approximate amount of $1,359,000 were converted to term notes. The Company continues to review diagnostic imaging centers as acquisition candidates but has not entered into any letters of intent or definitive agreements. Approval of the Company's primary lender is required for any equipment purchase financing in connection with any acquisitions by the Company.

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

         Dividends on the Series B Preferred Stock are non-cumulative so long as the Series B Preferred Stockholders control a majority of the Board of Directors of the Company. In addition, any dividends declared on the Series B Preferred Stock may be paid in cash or shares of common stock at the discretion of the Board of Directors. No dividend was declared by the Board of Directors for the quarter ended June 30, 1995.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

         Exhibit 27     Financial Data Schedule.


(b) Reports on Form 8-K

         During the quarter ended June 30, 1995, the Company did not file any current report on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




American Health Services Corp.
         (Registrant)





  /s/ Thomas V. Croal
- ----------------------------
      Thomas V. Croal,
       Vice President
  Chief Financial Officer





   /s/ E. Larry Atkins
- ----------------------------
       E. Larry Atkins,
          President
   Chief Executive Officer




Date:   August 11, 1995