Form 10-Q
period 1995-09-30
AMERICAN HEALTH SERVICES CORP /DE/
filed 1995-11-14
CIK 712194

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ____________________________

                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995


                                      OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________


                         Commission File Number 0-14380



                         American Health Services Corp.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                 Delaware                                    52-1278857
--------------------------------------------------      ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


  4440 Von Karman, Suite 320, Newport Beach, CA                92660
--------------------------------------------------      ----------------------
    (Address of principal executive offices)                 (ZIP Code)


      Registrant's telephone number, including area code:    714/476-0733
                                                         ---------------------


                                     N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                ------        ------

        The number of shares of the Registrant's common stock outstanding as of October 27, 1995 was 9,683,647.



The number of pages in this Form 10-Q is 17.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I -- FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

         Consolidated Balance Sheets,
         September 30, 1995, and December 31, 1994                     3-4

         Consolidated Statements of Operations,
         for the three and nine months ended
         September 30, 1995 and 1994                                    5

         Consolidated Statements of Cash Flows,
         for the nine months ended September 30,
         1995 and 1994                                                  6

         Notes to Consolidated Financial Statements                    7-8


  ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8-15

PART II -- OTHER INFORMATION

  ITEM 6.    Exhibits and Reports on Form 8-K                           16


                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                     ASSETS


                                                                             September 30,           December 31,
                                                                                 1995                    1994
                                                                             -------------           ------------
                                                                              (unaudited)
CURRENT ASSETS:

  Cash                                                                        $ 4,974,506             $ 3,663,795
  Accounts receivable, net of an allowance for doubtful
    accounts and contractual discounts of $4,041,946
    and $3,691,466 at September 30, 1995 and December 31, 1994
    respectively, and an allowance for
    professional fees of $1,836,731 and $1,862,399 at
    September 30, 1995 and December 31, 1994, respectively                      7,864,371               8,587,288
  Prepaid expenses and other                                                      513,210                 345,040
                                                                              -----------             -----------
                 Total current assets                                          13,352,087              12,596,123

PROPERTY AND EQUIPMENT, at cost, net of accumulated
    depreciation and amortization of $12,700,669 and
    $12,348,486 at September 30, 1995 and December 31, 1994,
    respectively                                                               19,649,893              25,521,012



OTHER ASSETS                                                                    2,943,166               2,105,802
                                                                              -----------             -----------
                                                                              $35,945,146             $40,222,937
                                                                              ===========             ===========



                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              September 30,            December 31,
                                                                                  1995                     1994
                                                                              -------------            ------------
                                                                               (Unaudited)
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                       $ 3,317,786              $ 3,319,079
  Accrued payroll and related costs                                               766,386                  700,916
  Professional fees payable                                                       387,977                  306,446
  Current portion of deferred rent expense                                        521,541                  665,343
  Current portion of reserve for center terminations                              490,000                  690,000
  Current portion of long-term debt                                            17,708,580                4,326,816
                                                                              -----------              -----------
          Total current liabilities                                            23,192,270               10,008,600
                                                                              -----------              -----------
DEFERRED RENT EXPENSE                                                             308,439                  443,513
                                                                              -----------              -----------
RESERVE FOR CENTER TERMINATIONS                                                 1,020,345                1,253,130
                                                                              -----------              -----------
LONG-TERM DEBT                                                                 21,416,385               39,400,171
                                                                              -----------              -----------
CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST                                                               1,533,350                   81,145
                                                                              -----------              -----------
STOCKHOLDERS' EQUITY (DEFICIT):

  10 percent convertible Series B preferred stock with a liquidation preference of $185 per share plus declared and unpaid dividends
     Authorized--5,000,000 shares
     Outstanding--37,837.83 at September 30, 1995 and
      December 31, 1994 stated at                                               6,075,107                6,075,107
  Common stock, $.03 par value-
    Authorized--25,000,000 shares
    Outstanding--9,683,647 at September 30, 1995 and December 31, 1994            290,509                  290,509
  Common stock warrants                                                         1,115,569                1,115,569
  Additional paid-in capital                                                    9,343,665                9,343,665
  Accumulated deficit                                                         (28,350,493)             (27,788,472)
                                                                              -----------              -----------
                                                                              (11,525,643)             (10,963,622)
                                                                              -----------              -----------
                                                                              $35,945,146              $40,222,937
                                                                              ===========              ===========


                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                     ---------------------------        ------------------------------
                                                         1995           1994                1995              1994
                                                     ----------      -----------        -----------       ------------
                                                     (unaudited)                        (unaudited)
REVENUES:

  Center revenues                                    $9,186,774       $9,102,453        $28,252,789        $27,679,589

EXPENSES:

  Center expenses                                     7,387,681        7,357,344         22,760,405         22,170,356
  Provision for center profit distributions             222,624          183,021            598,368            640,233
                                                     ----------       ----------        -----------        -----------
  Income from center operations                       1,576,469        1,562,088          4,894,016          4,869,000

CORPORATE OPERATING EXPENSES                          1,000,942          901,230          2,952,907          2,699,387
                                                     ----------       ----------        -----------        -----------
  Income from operations before interest                575,527          660,858          1,941,109          2,169,613

INTEREST INCOME AND OTHER                                33,449           35,534            110,859             88,113

INTEREST EXPENSE                                       (796,617)        (888,695)        (2,613,989)        (3,043,044)
                                                     ----------       ----------        -----------        -----------
  Loss before extraordinary item                       (187,641)        (192,303)          (562,021)          (785,318)

EXTRAORDINARY ITEM:

  Gain on restructuring of long-term debt                    --               --                 --            305,985
                                                     -----------      ----------        -----------       ------------
  Net loss                                           $ (187,641)      $ (192,303)       $  (562,021)      $   (479,333)
                                                     ----------       ----------        -----------       ------------
EARNINGS (LOSS) PER COMMON SHARE (Note 3):

  Loss before extraordinary item                     $    (0.02)      $    (0.02)       $     (0.06)      $      (0.08)
  Extraordinary item                                         --               --                 --               0.03
                                                     -----------      ----------        -----------       ------------
  Net income (loss) per common share                 $    (0.02)      $    (0.02)       $     (0.06)      $      (0.05)
                                                     ----------       ----------        -----------       ------------
  Weighted average number of common
   shares outstanding (Note 3)                        9,683,647        9,683,647          9,683,647          9,683,647
                                                     ==========       ==========        ===========       ============


 The accompanying notes are an integral part of these consolidated statements.

               AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended            Nine Months Ended
                                                              September 30, 1995           September 30, 1994
                                                              ------------------           ------------------
                                                                 (Unaudited)                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                       $ (562,021)                  $  (479,333)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                  3,731,124                     3,678,550
   Deferred rent expense                                           (278,876)                       (6,993)
   Gain on restructuring of long-term debt                               --                      (305,985)

   Changes in operating assets and liabilities:

    (Increase) decrease in accounts receivable, net                 500,275                      (225,342)
    (Increase) decrease in prepaid expenses and other              (159,420)                      207,535
    (Increase) decrease in other assets                            (434,805)                       24,216
    Increase in accounts payable and accrued expenses               733,819                       338,297
    Increase (decrease) in professional fees payable                 81,531                       (32,437)
    Decrease in reserve for center terminations                    (208,466)                     (870,056)
                                                                 ----------                   -----------
     Net cash provided by operating activities                    3,043,161                     2,328,452
                                                                 ----------                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  (Purchases) sales of property and equipment, net                  679,315                      (645,830)
  Investment in radiation oncology center                          (408,221)                           --
                                                                 ----------                   -----------
     Net cash provided by (used in) investing
      activities                                                    271,094                      (645,830)
                                                                 ----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under long-term obligations                 (4,023,151)                   (2,707,095)
  Increase in principal under long-term obligations               1,918,961                     1,425,480
  Increase (decrease) in minority interest                          100,646                      (339,493)
                                                                 ----------                   -----------
     Net cash used in financing activities                       (2,003,544)                   (1,621,108)
                                                                 ----------                   -----------
NET INCREASE IN CASH                                              1,310,711                        61,514

CASH, beginning of period                                         3,663,795                     4,339,445
                                                                 ----------                   -----------
CASH, end of period                                             $ 4,974,506                   $ 4,400,599
                                                                ===========                   ===========

During 1995 and 1994, the Company made interest payments of $2,651,463 and $3,328,690, respectively.

In connection with the termination of a center in 1995, certain assets and liabilites were sold as follows:

  Book value of assets sold                                                         $2,721,065
  Long-term and other liabilities assumed by buyer                                   2,496,746
                                                                                    ----------
  Amount applied against reserve for center terminations                            $  224,319
                                                                                    ==========

During 1994, the Company issued a warrant to purchase 372,524 shares of the Company's common stock which was valued at $29,802.

 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1995 (UNAUDITED)




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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1995, the results of operations and changes in cash flows for the nine month periods ended September 30, 1995 and 1994 have been included.

         The results of operations of the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                 Currency Translation
                 --------------------

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


                     Exchange Rates
             (Canadian Dollars per U.S. Dollar)
             -----------------------------------
                                                             Average for
                                                                Nine
                                                            Months Ended
    Year                      September 30                  September 30
    ----                      ------------                  ------------
    1993                          1.3369                        1.2802
    1994                          1.3425                        1.3639
    1995                          1.3419                        1.3781

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared to September 30, 1994
-------------------------------------------------------------------

         The Company reported revenues from the operation of its centers for the nine months ended September 30, 1995 of approximately $28,253,000, compared to approximately $27,680,000 for the nine months ended September 30, 1994, representing an increase of approximately 2%. The increase in reported revenues of approximately $573,000 is due to revenues generated by three new centers (approximately $2,804,000), offset by the sale or closure of four centers and the expiration of operating agreements relating to five centers subsequent to December 31, 1993 (approximately $2,158,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

         Center expenses for the nine months ended September 30, 1995, aggregated approximately $22,760,000, compared to approximately $22,170,000 for the nine months ended September 30, 1994. This increase of approximately $590,000, or 3%, is due to (i) increased expenses related to the Company's three new centers (approximately $2,237,000) and (ii) increased expenses related to the development of an outside billing service (approximately $143,000). This increase is substantially offset by (i) the elimination of expenses at the nine terminated centers discussed above (approximately $1,061,000) and (ii) a decrease in costs at the majority of the

Company's remaining centers (approximately $729,000) primarily related to reductions in payroll costs, equipment maintenance and medical supplies.

         Provision for center profit distributions was approximately $598,000 for the nine months ended September 30, 1995, compared to approximately $640,000 for the nine months ended September 30, 1994. This represents a decrease of approximately $42,000, or 7%. This decrease is due primarily to
(i) the purchase of the physician limited partnership interests in 1994 discussed below, and (ii) reduced income at certain of the Company's other cooperative venture centers. This decrease is partially offset by income at two of the Company's new cooperative venture centers.

         The Company reported income from center operations of approximately $4,894,000 for the nine months ended September 30, 1995, compared to approximately $4,869,000 for the nine months ended September 30, 1994, representing an increase of approximately $25,000, or 1%. This increase in income from center operations is due primarily to (i) increased income at the Company's centers which existed at September 30, 1994 (approximately $513,000),
(ii) income from center operations at the Company's three new centers (approximately $567,000), and (iii) the decrease in provision for center profit distributions. The increase was substantially offset by the loss of income from center operations in 1994 at seven of the terminated centers discussed above (approximately $691,000) and increased losses incurred in 1995 from two of the terminated centers (approximately $406,000).

         For the nine month period ended September 30, 1995, the Company recorded corporate operating expenses of approximately $2,953,000, compared to corporate operating expenses of approximately $2,699,000 for the nine month period ended September 30, 1994, an increase of approximately 9%. This increase of approximately $254,000 is due primarily to increases in personnel, legal, consulting and travel costs related to business development, acquisition and debt restructure negotiations.

         Interest expense was approximately $2,614,000 during the nine months ended September 30, 1995, compared to approximately $3,043,000 for the nine months ended September 30, 1994, a decrease of approximately $429,000, or 14%. This decrease was primarily due to (i) reduced interest related to amortization of long-term obligations, and (ii) reduced interest as a result of the April 12, 1994 restructuring agreement discussed below, partially offset by long-term debt incurred at the Company's new centers.

         For the nine months ended September 30, 1995, the Company reported a net loss before extraordinary item of approximately $562,000 compared to a net loss before extraordinary item of approximately $785,000 for the nine months ended September 30, 1994. This decrease in net loss before extraordinary item of approximately $223,000 is the result of increased income from center operations and a decrease in net interest expense, offset by an increase in corporate operating expenses. As a result of the April 12, 1994 restructuring agreement discussed below, an extraordinary gain on restructuring of long-term debt of approximately $306,000 was recorded in 1994.

         Net loss per share before extraordinary item for the nine months ended September 30, 1995, was ($0.06), compared to a net loss per share before extraordinary item of ($0.08) for the nine months ended September 30, 1994.
As discussed below under "Liquidity and Capital Resources," dividends on the Series B Preferred stock are non-cumulative. Since the Board of Directors did not declare a dividend for the nine months ended September 30, 1995 and 1994, respectively, no dividend has been subtracted from net loss to determine loss per share for each of the nine months ended September 30, 1995 and 1994, respectively.

Three Months Ended September 30, 1995 Compared to September 30, 1994
--------------------------------------------------------------------

         The Company reported revenues from the operation of its centers for the three months ended September 30, 1995 of approximately $9,187,000, compared to approximately $9,102,000 for the three months ended September 30, 1994, representing an increase of 1%. The increase in reported revenues of approximately $85,000 is due primarily to revenues generated by two new centers (approximately $790,000) which began operations subsequent to September 30, 1994, offset by the sale or closure of three centers and the expiration of operating agreements relating to two centers subsequent to September 30, 1994 (approximately $761,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

         Center expenses for the three months ended September 30, 1995, aggregated approximately $7,388,000, compared to approximately $7,357,000 for the three months ended September 30, 1994. This increase of approximately $31,000, or less than 1%, is due to increased expenses related to the Company's two new centers (approximately $614,000), substantially offset by (i) the elimination of expenses at the five terminated centers discussed above (approximately $430,000), and (ii) a decrease in costs at the majority of the Company's remaining centers primarily due to reductions in payroll, equipment maintenance and medical supplies (approximately $153,000).

         Provision for center profit distributions was approximately $223,000 for the three months ended September 30, 1995, compared to approximately $183,000 for the three months ended September 30, 1994. This represents an increase of approximately $40,000, or 22%. This increase is due primarily to income at the Company's two new cooperative venture centers offset by (i) the purchase of the physician limited partnership interests in 1994 discussed below, and (ii) reduced income at certain of the Company's other cooperative venture centers.

         The Company reported income from center operations of approximately $1,576,000 for the three months ended September 30, 1995, compared to approximately $1,562,000 for the three months ended September 30, 1994, representing an increase of approximately $14,000, or 1%. This increase in income from center operations is due primarily to (i) increased income at the Company's centers which existed at September 30, 1994 (approximately $209,000),
(ii) income from center operations at the Company's two new centers (approximately $176,000), partially offset by (i) the loss of income from center operations in 1994 at three of the terminated centers discussed above (approximately $148,000) and increased losses incurred in 1995 from two of the terminated centers (approximately $183,000), and (ii) the increase in provision for center profit distributions.

         For the three month period ended September 30, 1995, the Company recorded corporate operating expenses of approximately $1,001,000, compared to corporate operating expenses of approximately $901,000 for the three month period ended September 30, 1994, an increase of approximately 11%. This increase of $100,000 is due primarily to increases in personnel, legal, consulting and travel costs related to business development, acquisition and debt restructure negotiations.

         Interest expense was approximately $797,000 during the three months ended September 30, 1995 compared to approximately $889,000 for the three months ended September 30, 1994, a decrease of approximately $92,000, or 10%. This decrease was primarily due to reduced interest related to amortization of long-term obligations, partially offset by long-term debt incurred at the Company's new centers.

         For the three months ended September 30, 1995, the Company reported a net loss of approximately $188,000, compared to a net loss of approximately $192,000 for the three months ended September 30, 1994. This decrease in net loss of approximately $4,000 is the result of (i) increased income from center operations, and (ii) a decrease in net interest expense, offset by an increase in corporate operating expenses.

         Net loss per share for the three months ended September 30, 1995, was ($0.02) compared to a net loss per share of ($0.02) for the three months ended September 30, 1994. As discussed below under "Liquidity and Capital Resources", dividends on the Series B Preferred stock are non-cumulative.
Since the Board of Directors did not declare a dividend for the quarters ended September 30, 1995 and 1994, respectively, no dividend has been subtracted from net loss to determine loss per share for each of the three months ended September 30, 1995 and 1994, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital decreased to a deficit of approximately $9,840,000 at September 30, 1995 from approximately $2,588,000 at December 31, 1994. This decrease of $12,428,000 is primarily due to the reclassification of long-term obligations to current liabilities as a result of scheduled debt maturities and principal payments on long-term obligations. This decrease was partially offset by net income before depreciation and amortization. During the past three years, the Company has financed its operations primarily through internally generated funds and the credit arrangements discussed below.

         Cash increased to approximately $4,975,000 at September 30, 1995 from approximately $3,664,000 at December 31, 1994, an increase of approximately $1,311,000, or 36%. This increase resulted from (i) net income before depreciation and amortization and deferred rent expense (approximately $2,890,000),(ii) an increase in accounts payable, accrued expenses and professional fees payable (approximately $455,000), and (iii) net proceeds from the sale of property and equipment (approximately $679,000). This increase was offset by (i) an increase in other assets (approximately $435,000), (ii) the investment in a radiation oncology treatment center (approximately $408,000), and (iii) a net decrease in long-term debt obligations net of the deferred payment discussed below (approximately $2,104,000). Except for the remaining deferred payment discussed below, the Company currently has no lines of credit available to borrow against for working capital purposes except for a working capital loan advanced to Radiosurgery Centers, Inc., the Company's wholly owned subsidiary ("RCI"), in connection with its operation of a Gamma Knife center as discussed below.

         Pursuant to the terms of an April 12, 1994 agreement between the Company and its primary lender, GE Capital Corporation and GE Medical Systems ("GE"), the maturity of a balloon principal payment of approximately $9,600,000 which was due in May 1994, was extended until January 1, 1996 and the principal payment was reduced from $9,600,000 to $8,000,000. In addition, the interest rate on the note related thereto was reduced from 12.75% per annum to 9.25% per annum which resulted in monthly cash savings of approximately $140,000. As a result, the Company is required to make certain balloon principal payments pursuant to its loan agreements with its primary lender as follows: $10,050,000 in January 1996 and $1,500,000 in August 1996. GE also agreed to restructure the monthly payments under a $15,200,000 equipment loan which resulted in monthly cash savings of $75,000. Finally, GE agreed to provide three deferred payments to be used through December 31, 1995, under certain circumstances. Each deferred payment will result in a monthly cash savings of approximately $700,000. These deferred payments will become due in January 1996. During 1995, the Company utilized two of its three deferrals. Further, the Company is required to maintain, under the terms of its loan agreements with its primary lender, certain financial covenants and ratios. The Company is not in compliance with several of these covenants and ratios but has received a written waiver of the violations from its primary lender through January 1996.

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

         In addition to the restructuring arrangements discussed above, the Company is also taking certain other actions to achieve profitability. First, if utilization at certain underperforming centers continues to deteriorate, those centers will be considered for closure and/or disposition. During the third quarter of 1995 the Company sold or closed two underperforming centers. Second, the Company has sold or negotiated the termination of leases of all its idle diagnostic imaging equipment and has renegotiated its equipment maintenance contracts and contracts with vendors of medical supplies and film. Third, the Company is continuing to develop a long-term restructuring plan which includes (i) changes in the Company's debt and capital structure, and
(ii) raising additional working capital. In this regard, the Company has engaged outside professional assistance and continues to explore (i) negotiations with its primary lender, (ii) debt restructuring, (iii) dispositions of certain assets, (iv) raising new capital for future operations, and/or (v) a merger.

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

         In 1994, in connection with the operation of a Gamma Knife center in Miami, Florida, RCI entered into a loan agreement ($2,900,000) with a bank which provided $500,000 of working capital for operations of the center and which loan was guaranteed by Mr. Cal Kovens, then a director of the Company (deceased February 6, 1995). In addition, RCI received a working capital loan for an amount up to $500,000 from the Company's primary lender to fund the operations of the center, which loan is secured by the accounts receivable of
the center.   Subsequent to September 30, 1995, the Company borrowed the remaining amounts available under the working capital loan.

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

         Dividends on the Series B Preferred Stock are non-cumulative so long as the Series B Preferred Stockholders control a majority of the Board of Directors of the Company. In addition, any dividends declared on the Series B Preferred Stock may be paid in cash or shares of common stock at the discretion of the Board of Directors. No dividend was declared by the Board of Directors for the quarter ended September 30, 1995.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         27    Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter ended September 30, 1995, the Company did not file any current report on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        American Health Services Corp.
                                        ------------------------------
                                                 (Registrant)





                                        /s/  Thomas V. Croal
                                        ------------------------------
                                             Thomas V. Croal,
                                              Vice President
                                          Chief Financial Officer





                                        /s/   E. Larry Atkins
                                        ------------------------------
                                              E. Larry Atkins,
                                                 President
                                          Chief Executive Officer




Date:   November 13, 1995