Form 10-K405
period 1995-12-31
AMERICAN HEALTH SERVICES CORP /DE/
filed 1996-03-27
CIK 712194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-14380

                         AMERICAN HEALTH SERVICES CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     52-1278857
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          4440 VON KARMAN, SUITE 320
          NEWPORT BEACH, CALIFORNIA                               92660
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 476-0733
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.03
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. X

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 13, 1996 (based upon the closing price reported on the OTC Bulletin Board for March 13, 1996) was $1,915,762.

     The number of shares outstanding of the Registrant's Common Stock as of March 13, 1996 was 9,713,647.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

         Introduction. American Health Services Corp. (the "Company" or the "Registrant"), a Delaware corporation which was organized in November 1982, is engaged in the establishment and operation with healthcare providers of outpatient diagnostic and treatment centers utilizing magnetic resonance imaging ("MRI") systems, computerized tomography ("CT") systems, multi-modality radiologic imaging systems, medical linear accelerators and Leksell Stereotactic Gamma Units ("Gamma Knife").

         As of December 31, 1995, the Company operated 17 diagnostic imaging centers, of which ten are in California, three are in Illinois, and one is in each of Indiana, Utah, New Jersey and Washington; two Gamma Knife treatment centers, one in each of Florida and Washington; and one radiation oncology center in Indiana. The Company also operates a radiation oncology center as part of one of the Company's imaging centers in Indiana.

         The Company's primary business objective is to provide diagnostic and treatment services using MRI, CT, Gamma Knife and other high capital cost equipment to hospitals, physicians and their patients. The Company's outpatient centers provide diagnostic services in the areas of MRI, CT, general radiology, cardiology, ultrasound, mammography, nuclear medicine and neurosciences. The Company does not engage in the practice of medicine.

         Subject to its ability to obtain financing, the Company plans to expand its network of imaging and treatment centers by acquiring existing profitable centers on an ongoing basis over the coming years in markets in which the Company believes there are opportunities for continued revenue enhancement. See "Financing of Diagnostic Imaging and Gamma Knife Systems." In limited circum-stances, it may develop an imaging or treatment center in cooperation with established healthcare providers (hospitals and radiologists) in the local area. In connection with such development opportunities, the Company's principal target market is the healthcare provider network associated with the 200 to 500 bed community hospital population. The Company believes these hospitals have sufficient need and medical resources to warrant the availability of an MRI, CT or other imaging systems on or near the hospital premises but may not desire, or be able, to commit the funds necessary to own and operate their own on-site imaging system. The Company also targets communities where a consortium of hospitals may cooperate to support a single center. The Company's objective with respect to the development of its two Gamma Knife centers was to establish centers in regional locations in association with a major medical center or group of prominent neurosurgeons who are experienced in and dedicated to the Gamma Knife technology. In addition, the Company is seeking opportunities to expand its business operations through non-capital intensive activities such as billing and collection and outpatient management.

         Imaging and Treatment Center Profile. The terms of the Company's participation in each of its diagnostic imaging and treatment centers are individually tailored to fit the requirements of the Company and the Company's healthcare provider partners who, in some cases, include the diagnostic radiologists who will perform the imaging procedures at the center. However, each of the Company's centers is based upon one of two types of ventures: cooperative venture or fixed monthly rental.

         At the centers operated as cooperative ventures, the Company generally will be responsible for managing the design and construction of the center, acquiring and installing the equipment and providing all technical and administrative services on an ongoing basis. The Company's co-venturers will generally provide the physical premises or the land required for the center. The Company and its co-venturers split the net proceeds from the operation of the center in accordance with an agreed upon formula pursuant to contractual arrangements between the Company and its co-venturers.

         At the centers operated pursuant to a fixed monthly rental program, the Company provides the equipment and the building or trailer housing the equipment, and services the equipment on an ongoing basis. The healthcare provider partner is responsible for all utilities, supplies and personnel requirements for the center. At such centers, the Company receives a monthly rental payment regardless of whether the equipment is used or the number of procedures performed at the center.

         The average MRI system utilized by the Company's diagnostic imaging centers has the capacity to image up to approximately 18 patients per day. Each CT system utilized by the Company also has the capacity to image up to approximately 18 patients per day. The Company's diagnostic imaging and treatment centers are generally operational five or six days per week. The Company's MRI and CT systems currently operate on average at approximately 64% and 66% of total capacity, respectively. However, the Company's MRI systems, depending on individual location, operate at between 27% and 100% of total capacity.

         The total patient charge for an MRI imaging procedure at the Company's cooperative venture centers at the present time is in the range of $650 to $1,200 with an average charge of $900, depending upon the geographic location and other circumstances. The total patient charge for a CT imaging procedure at the Company's cooperative venture centers is in the range of $400 to $700 with an average charge of $500, also depending upon location and circumstances. The total patient charge for an imaging procedure utilizing an imaging system other than MRI or CT at the Company's cooperative venture centers is in the range of $75 to $350, depending upon the imaging system used and other circumstances. Each Gamma Knife system has the capacity to perform up to two procedures per day and the total patient charge for a Gamma Knife procedure is approximately $25,000, although a significant portion, as high as approximately 45%, represents professional fees which will not be retained by the Gamma Knife centers. Total patient charges are reduced by professional fees and contractual discounts to arrive at net revenues. From these net revenues, each cooperative venture diagnostic imaging or Gamma Knife center must pay its operating costs, principally rent, supplies, compensation of technical and administrative personnel, as well as the payments required in connection with the lease or acquisition financing of the MRI, CT or other imaging or treatment system and the equipment maintenance costs. The Company has received commitments of at least five years in connection with the establishment of its cooperative venture centers.

         At the Company's cooperative venture diagnostic imaging centers, the Company has contracted with radiologists to perform professional services at the center. The fees due to such physicians, which are generally 20% of the net revenues of the center, are paid from revenues generated by the center. At the Company's other centers, the Company's healthcare provider partners are responsible for obtaining radiologists for the center.

         The contracts governing each of the Company's fixed monthly rental centers generally provide for rental terms ranging from six to seven years. In the past, the Company has leased the diagnostic imaging equipment utilized at these centers for usual and customary terms from five to seven years and, accordingly, must either renew the original fixed monthly rental contract or relocate the diagnostic imaging equipment shortly following the termination of the original contract in order to maintain its profit margin. As a result of the increased availability of diagnostic imaging equipment throughout the country, it has become and will continue to be difficult for the Company to keep the equipment currently utilized at fixed monthly rental centers fully utilized. Currently, the Company does not have any idle equipment.

         Imaging procedures utilizing MRI accounted for approximately 73% of the Company's revenues in 1995. Revenues from Gamma Knife procedures account for approximately 9% of the Company's total revenues. MRI is expected to remain the Company's primary imaging modality for the foreseeable future.

         No single source accounts for more than 10% of the revenues of the Company. The Company has six individual contracts with the County of Los Angeles covering six separate sites. In the aggregate, these sites represent approximately 24% of the annual revenue of the Company. From time to time, the County has experienced financial difficulties. In the event that such difficulties should cause the County to curtail or possibly even terminate the services of the Company, it may cause a material adverse effect on the business, results of operations, liquidity and financial condition of the Company.

         Centers in Operation. At December 31, 1995, the Company had 20 centers in operation, including one radiation therapy center and two Gamma Knife centers. The Company's first center was established in July 1985 and the Company's most recent center was established in January 1995. Sixteen of the Company's centers are organized as cooperative ventures and four are organized as fixed monthly rental centers. Eighteen of the Company's centers are based on a fixed site MRI, CT or Gamma Knife system, and two are based on MRI systems housed in mobile coaches. One of the Company's centers which is organized pursuant to various agreements will expire in accordance with its terms during 1996, and one will expire in 1997. The loss of the center in 1996 will not have a material adverse effect on the Company's operations.

         In 1996, subject to its ability to obtain financing (see "Financing of Diagnostic Imaging and Gamma Knife Systems"), the Company intends to continue to develop additional diagnostic imaging centers, primarily through the acquisition of diagnostic imaging centers already established and currently in operation, either on a center by center basis or by the acquisition of the equity interests or assets associated with a group of centers, as such opportunities materialize.

         Diagnostic Imaging Technology. During approximately the last twenty years, there has been a major effort undertaken by the medical and scientific communities to develop cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of such technologies.

         The major categories of diagnostic imaging systems currently offered in the medical marketplace are conventional x-ray, CT scanners, digital ultrasound systems, computer-based nuclear gamma cameras, radiography/fluoroscopy systems and MRI systems, each of which (other than conventional x-ray) represents the marriage of computer technology and various medical imaging modalities. Patients exposed to x-rays and to gamma rays employed in nuclear medicine receive potentially harmful ionizing radiation. Much of the thrust of product development during the period has been to reduce the hazards associated with conventional x-ray and nuclear medicine techniques and to develop new, virtually harmless imaging technologies such as ultrasound and MRI.

         X-Ray. X-ray is the most common energy source used in imaging the body and is now employed in the three following imaging modalities:

         (i) Conventional x-ray systems, the oldest method of imaging, are typically used to image bones, teeth and contrast-enhanced vasculature and organs and constitute the largest number of installed systems;

         (ii) CT scanners utilize computers to produce cross-sectional images of particular organs or areas of the body; and

         (iii) Digital x-ray systems add computer image processing capability to conventional x-ray systems.

         Ultrasound. Ultrasound systems emit, detect and process high frequency sound waves to generate images of soft tissues and internal body organs. The sound waves used in ultrasound do not involve ionizing radiation and are not known to cause any harmful effects to the patient.

         Nuclear Medicine. Nuclear medicine gamma cameras, which are based upon the detection of gamma radiation generated by radioactive pharmaceuticals injected or inhaled into the body, are used to provide information about organ function as opposed to anatomical size and shape.

         MRI Technology. The Company believes that the introduction of MRI technology into the healthcare marketplace marked a significant advance in diagnostic medicine. MRI systems expose patients to a static magnetic field and to energy in the radio frequency ("RF") range produced by a radio antenna coil which surrounds the body part to be imaged. Nuclei in the portion of the body to be scanned are stimulated from their state of equilibrium by the RF energy. When the radio signal is switched off, the nuclei "relax" and return to their original state, releasing energy that is directly related to their quantity and environment. The energy given off by the nuclei is recorded, measured and converted into a visual display by a digital computer. The nuclei of different chemical elements composing human tissue, for example, hydrogen, sodium and phosphorus, within the same magnetic field respond to different RFs and will respond only if exposed to the RF energy of that specific frequency. The digital data are then reconstructed by a computer system into a two dimensional cross-sectional image of the particular plane of the anatomy of interest similar to the computer image reconstruction process utilized in CT scanning. A typical MRI examination takes from 30 to 90 minutes. MRI systems are typically priced in the range of $900,000 to $2,000,000 each, depending upon the system configuration, magnet design and field strength.

         There are no known hazards to the general population from magnetic and RF fields of the intensity to which a patient is exposed in a clinical MRI system. Equipment literature nonetheless recommends that, until further information is available, pregnant women and young children should be scanned only under limited circumstances. Furthermore, MRI magnets may disrupt the operation of cardiac pacemakers and may react with ferrous clips utilized in various surgical procedures, so that individuals with such devices may be excluded from examination with MRI systems, and access to the area surrounding the MRI facility may also be controlled to avoid these possible hazards. Additionally, some MRI examinations require injection of a paramagnetic contrast material. Although it is extremely unusual, some patients may develop a significant adverse reaction to this contrast material; however, chances of fatalities as a result of such reaction are remote.

         Because the signals used to produce magnetic resonance images contain both chemical and structural information, the Company believes this technique has greater potential for many important diagnostic applications than any other imaging technology currently in use. While existing MRI systems demonstrate excellent portrayals of anatomical structures within the human body, of even greater significance is the fact that MRI is also sensitive to subtle differences between tissues. Thus, MRI offers not only the opportunity for highly effective classical diagnosis, but also the potential for future monitoring of chemical processes within the body.

         CT Technology. Computerized tomography technology consists of a doughnut-shaped gantry structure into which a patient, resting on a remotely controlled couch assembly, is positioned to scan the anatomical region of interest. The scanning process is performed by the rotation of a high output x-ray tube around the patient. The x-ray tube emits a thin fan-shaped beam of x-rays that passes through the patient and is absorbed by an array of x-ray detectors located on the opposite side of the patient from the x-ray tube. The detected x-rays are then converted into digital measurements of x-ray intensity directly proportional to the density of the portion of the patient through which the beam passes. These digital measurements of x-ray intensity are then processed by a specialized image reconstruction computer system into a cross-sectional image of the anatomical region of interest. The patient is then indexed on the couch and another scan performed and then another, creating a "stack" of cross-sectional images constituting the complete diagnostic imaging procedure.

         Typical scanning times for a single cross-sectional image are in the one second to six second range. A complete CT examination takes from 15 minutes to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required. The current selling prices of CT systems fall in the range of $350,000 to $1,500,000 depending upon the specific performance characteristics of the systems. Based on the fact that CT systems have been commercially marketed for approximately twenty years, the Company believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

         Certain CT examinations require the injection of an iodine-based contrast material, allowing for better visualization of the anatomy. Although it is very unusual, some patients may develop a significant adverse reaction to this contrast material. Fatalities as a result of such reaction have occurred but are rare. In an effort to scan only appropriate patients, all patients are required to answer a questionnaire which helps to identify those patients who may suffer an adverse reaction to this contrast material.

         Gamma Knife Technology. The Leksell Stereotactic Gamma Unit is a state-of-the-art radiosurgical device used to treat intracranial neoplasma and vascular anomalies which are inaccessible or unsuitable for conventional invasive surgery. The Gamma Knife was designed to provide neurosurgeons and radiation therapists with the ability to perform radiosurgery, using high energy gamma rays, instead of conventional invasive techniques, thereby generally eliminating the risk of infection and intracerebral bleeding.

         The Gamma Knife delivers a single high dose of ionizing radiation emanating from 201 Cobalt 60 sources positioned about a hemispherical, precision machined cavity. Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull. The mechanical precision of the Gamma Knife at the target site is 1/10 of one millimeter (0.1 mm), making the Gamma Knife an ideal treatment device for treating small or medium-sized lesions in critical locations within the brain. However, based upon the type, size and/or location of such lesions, not all patients are candidates for radiosurgery. The mechanical precision of the Gamma Knife is coupled with an extremely sharp fall-off in the radiation intensity surrounding the target, resulting in a highly localized treatment effect, sparing surrounding tissue.

         The Gamma Knife treatment requires no open surgical intervention, no lengthy hospital stay and no risk of post-surgical bleeding or infection. When compared to the average length of stay and costs associated with conventional surgery, the Gamma Knife greatly reduces the cost of neurosurgical treatment. Typical treatment time is approximately 10 to 15 minutes per area of interest ("isocenter"). A key feature of the Gamma Knife is its ability to perform treatments that require multiple isocenters. In addition, other applications for the Gamma Knife are currently being developed. Investigative work is being conducted to treat patients for chronic pain and motion disorders such as Parkinson's disease, epilepsy and trigeminal neuralgia. These new applications represent a significant new market for the Gamma Knife upon clinical acceptance. The current selling price of a Gamma Knife system is approximately $3,000,000.

         Government Regulation. The health care industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and all states in which the Company currently operates regulate various aspects of the Company's business. Failure of the Company to comply with these laws could adversely affect the Company's ability to provide or receive reimbursement for its services and subject the Company and its officers to penalties.

         Some states require hospitals and certain other healthcare facilities to obtain a Certificate of Need ("CON") prior to the acquisition of major medical equipment such as an MRI or Gamma Knife system. The Company believes that it will not be required to obtain CONs in most of the states in which it intends to operate since most states no longer require non-hospital providers to obtain CONs and those states that do, offer exemptions for which the Company may qualify; however, in those states where a CON is required the Company has or will comply with such requirements.

         Beginning in late 1983, prospective payment regulations became effective under the federal Medicare program. The Medicare program provides hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and others considered disabled. Providers of service are paid by the federal government in accordance with regulations promulgated by the United States Department of Health and Human Services and accept said payment, with nominal co-insurance amounts required to the service recipient, as payment in full. In general, these regulations provide for a specific overall fee which hospitals may charge for inpatient treatment services based upon the diagnosis of the patient. Because the Company's diagnostic imaging centers mainly provide diagnostic services to patients on an outpatient basis, the prospective payment regulations do not materially affect the Company's business. Although outpatient services are presently exempt from prospective payment reimbursement, Congress has instructed the Prospective Payment Assessment Commission to study alternative methods for reimbursing hospitals for outpatient services, including prospective payment methods and the Medicare program adopted fee scales for some diagnostic services. However, such congressional activity reflects industry-wide cost containment pressures which the Company believes will affect all healthcare providers for the foreseeable future.

         Private health insurance programs generally have authorized the payment for diagnostic imaging and Gamma Knife procedures on satisfactory terms and the Health Care Financing Administration has authorized reimbursement under the federal Medicare program for all diagnostic imaging and Gamma Knife services currently being provided by the Company. Approximately 15% of the Company's revenue is derived from the Medicare program. However, if Medicare reimbursement is reduced, the Company believes that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement which could have an adverse impact on the Company's business.

         The Medicaid program is a combined federal and state program providing coverage for low income persons. The specific services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program. Approximately 7% of the Company's revenue is derived from the Medicaid program. Accordingly, changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business.

         The Company is subject to state and federal laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and other state healthcare programs. The Medicare and Medicaid Patient and Program Protection Act of 1987 (the "1987 Act") prohibits financial arrangements designed to induce patient referrals to providers of services which are paid for by Medicare or Medicaid. Courts have, to date, interpreted these laws to apply to a broad range of financial relationships.

Several states also have statutes prohibiting arrangements with healthcare providers which, while similar in many respects to the 1987 Act, vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Due to the potentially broad proscriptions contained in these federal and state laws, there can be no assurance that all of the Company's business practices would be construed to comply with these laws in all respects. However, in the situations where the Company contracts with healthcare providers who may be in a position to refer patients to the Company's centers, the Company has always exercised care in an effort to structure its activities and arrangements to comply with applicable federal and state laws. The Company maintains an internal regulatory compliance review program and retains special counsel, as necessary, to monitor compliance with such laws and regulations.

         The Omnibus Budget Reconciliation Act of 1993 included new federal legislation which prohibits, after December 31, 1994, physician referrals to diagnostic imaging centers in which the physician has a financial interest. In 1994, the Company purchased or dissolved all the physician limited partnership interests in its cooperative ventures. The Company believes its operations are in full compliance with this legislation.

         The Food and Drug Administration ("FDA") has issued the requisite pre-market approval for all of the MRI, CT and Gamma Knife systems utilized in the Company's diagnostic imaging and treatment centers. The Company does not believe that any further FDA approval is required in connection with the Company's diagnostic imaging and treatment centers currently in operation or proposed to be operated.

         The radiologists with whom the Company may enter into agreements to provide professional services at its diagnostic imaging centers are subject to licensing and related regulations by the states. As a result, the Company requires its radiologists to have and maintain appropriate licensure. The Company does not believe that such laws and regulations will either prohibit or require licensure approval of the Company's business operations.

         Managed Care. Health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") attempt to control the cost of healthcare services. The Company believes that the development and expansion of HMOs, PPOs and other managed care organizations may have a negative impact on utilization of the Company's centers in certain markets and/or affect the revenue per procedure which the Company can collect, since they will exert greater control over patients' access to diagnostic imaging services, the selection of the provider of such services and the reimbursement therefor. The Company also expects that the excess capacity of diagnostic imaging equipment in the United States may negatively impact the Company's centers because of the competition among providers of diagnostic imaging services for contracts with all types of managed care organizations. As a result of such competition, the length of term of any contracts which the Company may obtain and the payment to the Company for such services may also be negatively impacted. However, the Company believes that as long as the Company is able to negotiate provider agreements with the managed care companies and other payors to provide productive and cost-efficient services with measurable outcomes, the Company's business should not be negatively impacted. See "Management's Discussion and Analysis of Financial Condition and Operations - Liquidity and Capital Resources."

         Liability Insurance. The Company does not provide medical services, although it has obtained professional medical liability insurance as well as general liability insurance. In addition, the radiologists or other healthcare professionals with whom the Company contracts are required by such contracts to carry adequate medical malpractice insurance. The Company believes that its insurance is adequate for its business of providing diagnostic and treatment facilities and non-medical services.

         Competition. The healthcare industry in general, and the market for diagnostic imaging services in particular, are highly competitive. The Company's centers must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies, that own and operate imaging equipment. The Company also has and will continue to encounter substantial competition from hospitals and independent organizations in connection with the establishment of imaging and treatment centers. Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging and treatment systems on-site as part of their overall inpatient servicing capability. In the past, however, the reluctance of hospitals to purchase imaging or treatment systems encouraged the entry of start-up ventures and more established business operations into the diagnostic and treatment services business. As a result, there is significant excess capacity in the diagnostic imaging business in the United States which negatively affects utilization and reimbursement at some of the Company's centers. Many of these competitors have substantially greater resources than the Company; however the Company competes on the basis of its reputation for productive and cost-effective services.

         Supply of Diagnostic Imaging and Gamma Knife Systems. Several substantial companies are presently engaged in the manufacture of MRI, CT and other diagnostic imaging systems, including GE Medical Systems, Hitachi Medical Systems, Picker International, Philips Medical Systems, Siemens Medical Systems, Inc. and Toshiba Medical Systems. The Company has maintained and intends to continue to maintain good working relationships with many of the major manufacturers to better insure an adequacy of supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific diagnostic or treatment center to be established. Currently only one company, Elekta Instruments, Inc., a subsidiary of AB Elekta headquartered in Stockholm, Sweden ("Elekta"), is engaged in the business of manufacturing of Gamma Knife systems.

         Financing of Diagnostic Imaging and Gamma Knife Systems. The Company's development of new centers for diagnostic imaging and Gamma Knife systems, as well as upgrading existing equipment and systems, is dependent on the Company's ability to obtain financing through third parties. Such financing must be approved by the Company's primary lender.

         Pursuant to the terms of an April 12, 1994 agreement between the Company and its primary lender, GE Capital Corporation and GE Medical Systems ("GE"), the maturity of a balloon principal payment of approximately $9,600,000, which was due in May 1994, was extended until January 1, 1996, and the principal payment was reduced from $9,600,000 to $8,000,000. As a result, the Company is required to make certain balloon principal payments pursuant to its loan agreements with GE as follows: $10,500,000 in June 1996 and $1,500,000 in August 1996. Further, the Company is required to maintain, under the terms of its loan agreements with

GE, certain financial covenants and ratios. The Company is in technical violation of several of these covenants and ratios, but upon consummation of the restructuring described below, GE will agree to eliminate these covenants and ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         In May 1992, the Company entered into a definitive loan and security agreement with GE Medical Systems which, among other things, provided the Company with a non-revolving line of credit to finance corporate growth in connection with the acquisition, development and improvement of the Company's imaging business and for other healthcare related acquisitions. The Company's ability to borrow under this line of credit terminated on March 31, 1995. The Company currently has borrowings under this line in the approximate amount of $1,359,000. Historically, the Company has been able to finance its development activities and to obtain the necessary approvals from its primary lender. The Company's future expansion is entirely dependent upon its continuing ability to do so.

         The total cost of establishing one of the Company's cooperative venture centers is equal to the cost of the diagnostic imaging equipment or the Gamma Knife plus approximately $300,000 to $1,000,000 for the construction of the facility (excluding the cost of the land), approximately $150,000 for furniture, furnishings and ancillary equipment and approximately $200,000 to $500,000 for working capital. The Company expects that it will finance most of these costs along with financing the lease or purchase of the equipment for the center. The Company's co-venturers generally are responsible for the land costs, although the relative responsibilities for these costs may vary from center to center. The cost of establishing a cooperative venture center utilizing more than one imaging and/or treatment modality will vary depending upon the number and types of imaging and treatment systems utilized.

         At present, each MRI or CT system that the Company may utilize can cost up to approximately $2,000,000 and $1,500,000, respectively, and the cost of each Gamma Knife is approximately $3,000,000. The Company either purchases or leases the MRI or other imaging systems utilized at any of the Company's centers; however, the Company has purchased each of the Gamma Knife systems. An MRI or CT lease has an average term of five to seven years. The Company has purchased, or assumed existing leases of, certain imaging systems, including most of the Company's CT imaging systems, in connection with the acquisition of previously established operating centers. Each Gamma Knife loan has an average term of five to seven years. Subject to its ability to obtain financing, the Company intends to lease MRI, CT and other diagnostic imaging systems for the centers it may develop in 1996, assuming the lease terms remain attractive relative to other financing that may be available for the acquisition of such systems. The Company has no current plans to develop any further Gamma Knife centers.

         New Technology and Possible Obsolescence. MRI and CT systems, as well as Gamma Knife systems, may be subject to technological change, in which case the Company may be required, from time to time, to upgrade or replace equipment, which will require additional financing. See "Financing of Diagnostic Imaging and Gamma Knife Systems."

         Employees. As of March 13, 1996, the Company had 272 employees, of whom five were corporate officers. None of the Company's employees is covered by a collective bargaining agreement. The Company believes relations with its employees are good.

ITEM 2. PROPERTIES

         The Company's executive offices are located at 4440 Von Karman Avenue, Suite 320, Newport Beach, California. The Company occupies approximately 10,400 square feet pursuant to a five-year lease ending in June 1996. The Company is negotiating an extension of this lease, or in the alternative, will lease comparably available space in the Newport Beach, California area. The monthly rental is approximately $16,000, and the Company is responsible for insurance and maintenance.

         The Company also leases facilities for several of its operating imaging centers for terms ranging from five to twenty years, with annual rentals aggregating approximately $1,200,000, including provisions for additional rent based upon certain centers' operating profits.

         In October 1995, the Company acquired the building housing, the Berwyn Magnetic Resonance Center, located in Berwyn, Illinois. In January 1995, the Company acquired the land and building housing the Northern Indiana Oncology Center, located in Valparaiso, Indiana. In 1994, the Company acquired the building housing Garfield Imaging Center, located in Monterey Park, California. The center is located on land leased at an annual rent of $59,592.

         The Company completed construction in 1989 of an 8,500 square foot building which houses the LAC/USC Imaging Science Center, located in Los Angeles, California. The center is located on land leased from the County of Los Angeles at a nominal fee. In 1988, the Company also acquired the building housing the Diagnostic Outpatient Center, located in Hobart, Indiana. The center is located on land leased at an annual rent of $13,925. In 1987, the Company acquired the building housing the Harbor/UCLA Diagnostic Imaging Center, located in Torrance, California. The center is also located on land leased from the County of Los Angeles at a nominal fee.

ITEM 3. LEGAL PROCEEDINGS

         San Juan Health Centre. In September 1992, a complaint was filed in the United States District Court for the District of Puerto Rico by PRF, Inc. d/b/a San Juan Health Centre, Inc., Drs. Pablo Rodriguez Millan and Rafael Rodriguez Sepulveda and their spouses against Philips Credit Corporation ("Philips"), the Company, Clarke J. Underwood, Margaret van Gilse d/b/a Berkshire Consulting Group, et al (Case No. 92-2266). The complaint alleged against all defendants violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), mail fraud, wire fraud, misrepresentation and fraud, infliction of emotional distress and tortious misconduct upon Drs. Millan and Sepulveda and their spouses, and loss of consortium by Dr. Millan. The complaint alleged against the Company breach of management agreement, breach of voting trust agreement and breach of fiduciary duty, tortious interference with contractual relations, and breach of fiduciary duty to Drs. Millan and Sepulveda and their spouses. The complaint sought compensatory damages in excess of $400,000,000, punitive damages, costs, injunctive relief and attorneys' fees. Mr. Underwood and Ms. van Gilse are former officers/employees of the Company.

         San Juan Health Centre ("SJHC"), a freestanding health care clinic, was created by Drs. Millan and Sepulveda and Mr. Amezquita, who are the three shareholders of PRF, Inc., the surviving entity of a merger of PRF, Inc. and San Juan Health Centre, Inc. ("SJ Inc."). Prior to the Company's involvement with SJHC, Philips was a large creditor of PRF, Inc., having made sizeable loans for medical equipment purchases and operations. Philips was at the time and, until February 1993, continued to be the Company's primary lender. In January 1990, in connection with Philips making another large loan to PRF, Inc. and SJ Inc., Philips requested the Company to manage SJHC, which it agreed to do. In connection with the loan, PRF, Inc. and SJ Inc. entered into a management agreement with the Company on January 12, 1990, with a two-year term, pursuant to which the Company was to provide SJHC with general management services.
In October 1991, PRF, Inc. notified the Company that it would not be extending the management agreement beyond the initial two-year term. As of January 1992, the Company was no longer the manager of SJHC. Berkshire Consulting Group became the manager of SJHC. Also, in connection with the loan, on January 13, 1990, Drs. Millan and Sepulveda placed their PRF, Inc. and SJ Inc. stock into a voting trust. In the voting trust agreement, the Company was named the trustee of the voting trust with broad powers with respect to the stock. The Company resigned as trustee on June 24, 1992.

         In July 1993, one of the plaintiffs, PRF, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Puerto Rico (Case No. 93-03880 SEK). In the context of this proceeding, all of the claims of PRF, Inc. have been resolved. The defendants subsequently moved to dismiss the individual and conjugal partnership claims on the basis that they were derivative of the resolved claims of PRF, Inc. On March 11, 1996, the District Court issued an Opinion and Order and Partial Judgment dismissing with prejudice all claims brought by the individual plaintiffs and conjugal partnership plaintiffs based on alleged violations of the RICO statute, mail fraud, wire fraud, misrepresentation and fraud, intentional infliction of emotional distress, tortious misconduct, and loss of consortium. As a result of the entry of the Partial Judgment and issuance of the Opinion and Order, only three counts remain -- a claim against the Company for alleged breach of a voting trust agreement, and breach of fiduciary duty claims brought, as separate claims by the conjugal partnerships and the husband and wife who make up each conjugal partnership. The Company has recently been advised by its counsel that it believes a settlement of these remaining claims has been reached which will require the Company to make a payment of approximately $50,000.

         In addition to the foregoing matters, the Company is engaged in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. The Company believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SEISMOGRAPHERS

         The Company held its 1995 annual meeting of stockholders on December 12, 1995. At the 1995 annual meeting, E. Larry Atkins and Philip D. Green were elected as directors of the Company to serve a three-year term or until their successors are duly elected and qualified. The terms of three of the other directors, Thomas V. Croal, Lloyd G. Glazer and Charles Spear, continued after the meeting. Immediately after the meeting Roz Kovens and Frank E. Egger were reelected for an annual term by the private holders of the Series B Preferred

Stock, voting as a separate class. 6,151,132 shares of Common Stock were cast in favor of the election of Mr. Atkins as a director and only 49,000 shares of Common Stock were withheld. 6,151,632 shares of Common Stock were cast in favor of the election of Mr. Green as a director and only 48,500 shares of Common Stock were withheld.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was traded on the national over-the-counter market and quoted on the NASDAQ National Market System under the symbol AHTS until July 16, 1993, when the Company's Common Stock was delisted for the Company's failure to meet the capital and surplus requirements set forth in the NASD By-Laws; however, the Company's Common Stock is still traded on the OTC Bulletin Board under the symbol AHTS.

         The following table sets forth the range of high and low bids as quoted on the NASDAQ National Market System and OTC Bulletin Board for the Company's Common Stock for the fiscal quarters indicated:

                                                 Common Stock
                                                 ------------
         Quarter Ended                  Low Bid                High Bid
         -------------                  -------                --------
         March 31, 1994                  5/32                     9/16
         June 30, 1994                   3/16                     3/8
         September 30, 1994              1/8                      7/16
         December 31, 1994               3/32                     1/2
         March 31, 1995                  5/32                     3/8
         June 30, 1995                   1/8                      11/32
         September 30, 1995              1/8                      5/8
         December 31, 1995               3/16                     1/2

         The prices (rounded to the nearest 1/8 or nearest 1/32 where applicable) represent quotations between dealers without adjustment for mark-up, markdown or commission, and may not necessarily represent actual transactions.

         The Company has never paid a cash dividend on its Common Stock and does not expect to do so in the foreseeable future. The Company's loan agreements with its primary lender contain restrictions on its ability to pay dividends on its Common Stock. In addition, so long as the Preferred Stock remains outstanding, no dividends can be paid on the Common Stock unless all declared dividends on the Preferred Stock, if any, for all past quarterly dividend periods have been paid and the full dividend for the then current quarterly dividend period has been paid or declared or set apart for payment. In the event the Preferred Stockholders cease to control a majority of the Board of Directors of the Company, the Preferred Stock will become cumulative.

         As of March 13, 1996, the Company's records indicate that there were in excess of 1,949 beneficial holders of the Common Stock and approximately 468 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth certain financial data with respect to the Company which has been derived from consolidated financial statements examined by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

                                                            YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------
                                    1995            1994             1993           1992               1991
                                    ----            ----             ----           ----               ----
STATEMENT OF OPERATIONS DATA:
Revenues ...................  $ 36,999,312     $ 36,046,164     $ 37,515,358     $ 38,346,615     $ 41,849,542
Expenses ...................    30,729,408       29,970,996       32,580,392       34,946,595       35,494,423
Income from center
  operations ...............     6,269,904        6,075,168        4,934,966        3,400,020        6,355,119
Corporate operating
  expenses .................     4,088,252        3,670,772        3,615,264        3,892,284        3,076,870
Other expenses .............          --               --               --         11,873,265             --
Net interest ...............    (3,290,063)      (3,818,046)      (3,758,438)      (2,319,084)      (2,230,219)
Income (loss) before
  provision for income
  taxes ....................    (1,108,411)      (1,413,650)      (2,438,736)     (14,684,613)       1,048,030
Income (loss)
  from continuing
  operations ...............    (1,138,411)      (1,450,650)      (2,465,736)     (14,714,613)       1,018,030
Extraordinary gain .........            --          305,985               --               --               --
Net income (loss) ..........  $ (1,138,411)    $ (1,144,665)    $ (2,465,736)    $(14,714,613)    $  1,018,030

EARNINGS (LOSS) PER SHARE:

Income (loss) from
  continuing
  operations ...............  $      (0.12)    $      (0.15)    $      (0.25)    $      (1.51)    $       0.07
Extraordinary gain .........          --               0.03             --               --               --
                              ------------     ------------     ------------     ------------     ------------
Earnings (loss)
  per share ................  $      (0.12)    $      (0.12)    $      (0.25)    $      (1.51)    $       0.07
                              ============     ============     ============     ============     ============

                                                                     AT DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                  1995               1994               1993            1992             1991
                                  ----               ----               ----            ----             ----
BALANCE SHEET DATA:

Working capital
(deficit).............        $(11,194,303)       $ 2,587,523       $ 3,310,340      $ 4,622,621      $ 7,458,881
Total assets..........          36,440,354         40,222,937        43,467,050       31,168,456       35,622,241
Long-term
  obligations,
  net of current
  portion.............          22,229,840         41,096,814        42,408,404       27,905,177       19,794,057
Minority interest.....           1,602,240             81,145           807,261        1,500,549        1,585,856
Stockholders' equity
  (deficit) (1).......         (12,102,033)       (10,963,622)       (9,848,759)      (7,477,292)       6,286,638

---------------

(1) There have been no dividends declared by the Company since inception other than the stock dividend of the Common Stock of the Company's former subsidiary, Neuromedical Technologies, Inc. ("NTI"), declared on January 16, 1989, payable to holders of record of the Company's Common Stock on January 31, 1989, in connection with the spin-off of NTI and the Preferred Stock dividends declared and payable on April 1, July 1, October 1, 1990, January 1, and April 1, 1991, to the holders of record of the Company's Preferred Stock on such dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Year ended December 31, 1995 Compared to December 31, 1994. The Company reported revenues from the operation of its centers for the year ended December 31, 1995 of approximately $36,999,000, compared to approximately $36,046,000 for the year ended December 31, 1994, representing an increase of approximately 3%. This increase of approximately $953,000 is due primarily to (i) revenues generated by two new centers (approximately $3,116,000), and (ii) increased revenues resulting from higher utilization at the majority of the Company's remaining centers (approximately $473,000) offset by the sale or closure of four centers and the expiration of operating agreements relating to seven centers subsequent to December 31, 1993 (approximately $2,636,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement rates are declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

         Center expenses for the year ended December 31, 1995 aggregated approximately $29,963,000, compared to approximately $29,054,000 for the year ended December 31, 1994. This increase of approximately $909,000 or 3%, is due primarily to (i) increased expenses related to the Company's two new centers (approximately $2,428,000) and (ii) increased expenses related to the development of an outside billing service (approximately $200,000). This increase was offset by the (i) elimination of expenses at the eleven centers discussed above (approximately $1,459,000), and (ii) a decrease in costs at the majority of the Company's remaining centers (approximately $260,000).

         Provision for center profit distributions was approximately $766,000 for the year ended December 31, 1995, compared to approximately $917,000 for the year ended December 31, 1994. This decrease of approximately $151,000, or 16%, is due primarily to (i) the purchase of the physician limited partnership interests in 1994 discussed below and (ii) reduced income at certain of the Company's other cooperative venture centers. This decrease is partially offset by income at the Company's two new cooperative venture centers.

         The Company reported income from center operations of approximately $6,270,000 for the year ended December 31, 1995, compared to approximately $6,075,000 for the year ended December 31, 1994, representing an increase of approximately $195,000, or 3%. This increase in income from center operations is due primarily to (i) increased income at the Company's centers which existed at December 31, 1994 (approximately $668,000), (ii) income from center operations at the Company's two new centers (approximately $688,000), and (iii) the decrease in provision for center profit distributions. This increase was offset by (i) the loss of income from center operations at the terminated centers discussed above (approximately $1,177,000) and (ii) the loss incurred in the development of an outside billing service (approximately $135,000).

         For the year ended December 31, 1995, the Company reported corporate operating expenses of approximately $4,088,000, compared to corporate operating expenses of approximately $3,671,000, for the year ended December 31, 1994. This increase of approximately $417,000, or 11%, is due primarily to increases in personnel, legal, and travel costs related to business development, acquisitions and long-term debt restructure negotiations.

         Interest expense was approximately $3,438,000 for the year ended December 31, 1995, compared to approximately $3,927,000 during the year ended December 31, 1994. This decrease of approximately $489,000, or 12%, was primarily related to (i) reduced interest expense related to amortization of long-term obligations and (ii) reduced interest as a result of the April 12, 1994 restructuring agreement discussed below, partially offset by long-term debt related to the Company's two new centers.

         For the year ended December 31, 1995, the Company reported a loss before extraordinary item of approximately $1,138,000, compared to a loss before extraordinary item of approximately $1,451,000 for the year ended December 31, 1994. This decrease in net loss of approximately $313,000 or 22% is the result primarily of (i) increased income from center operations and (ii) decreased interest expense, partially offset by increased corporate operating expenses. As a result of the April 12, 1994 restructuring agreement discussed below, an extraordinary gain on restructuring of long-term debt of approximately $306,000 was recorded. In order to stimulate income growth and return to profitability, the Company must expand by the development of new centers and/or the acquisition of existing profitable centers and/or the development of management services which are not capital intensive.

         Loss per share before extraordinary item for the year ended December 31, 1995 was $0.12, compared to a loss per share before extraordinary item of $0.15 in 1994. As discussed in "Liquidity and Capital Resources", dividends on the Series B Senior Convertible Preferred Stock are non-cumulative. Since the Board of Directors has not declared a dividend during the years ended December 31, 1995 and 1994, respectively, no dividend has been subtracted from net loss to determine loss per share for the years ended December 31, 1995 and 1994.

         Year ended December 31, 1994 Compared to December 31, 1993. The Company reported revenues from the operation of its centers for the year ended December 31, 1994 of approximately $36,046,000, compared to approximately $37,515,000 for the year ended December 31, 1993, representing a decrease of approximately 4%. This decrease of approximately $1,469,000 is due primarily to the sale or closure of three centers and the expiration of operating agreements relating to six centers subsequent to December 31, 1992 (approximately $3,401,000), substantially offset by (i) revenues generated by two new centers (approximately $1,306,000), one of which began operations in 1994, and one of which began operations in the second half of 1993, and (ii) increased revenues resulting from higher utilization at the majority of the Company's remaining centers (approximately $626,000).

         Center expenses for the year ended December 31, 1994 aggregated approximately $29,054,000, compared to approximately $31,800,000 for the year ended December 31, 1993. This decrease of approximately $2,746,000, or 9%, is due primarily to (i) the elimination of expenses at the nine centers discussed above (approximately $3,167,000), (ii) a reduction in equipment costs as a result of the buy-out of certain leases and the purchase of the related equipment and the amendment of certain other leases in 1993 (approximately $805,000), and
(iii) a slight decrease in non-equipment related costs at the majority of the Company's remaining centers (approximately $156,000). This decrease was partially offset by increased expenses related to the Company's two new centers (approximately $1,382,000).

         Provision for center profit distributions was approximately $917,000 for the year ended December 31, 1994, compared to approximately $781,000 for the year ended December 31, 1993. This increase of approximately $136,000, or 17%, is due primarily to increased income at the majority of the Company's cooperative venture centers.

         The Company reported income from center operations of approximately $6,075,000 for the year ended December 31, 1994, compared to approximately $4,935,000 for the year ended December 31, 1993, representing an increase of approximately $1,140,000, or 23%. This increase in income from center operations is due primarily to increased income at the Company's centers which existed at December 31, 1993 (approximately $1,586,000), partially offset by (i) the loss from center operations at the Company's two new centers (approximately $76,000), (ii) the loss of income from center operations at the terminated centers discussed above (approximately $234,000) and (iii) the increase in provision for center profit distributions.

         For the year ended December 31, 1994, the Company reported corporate operating expenses of approximately $3,671,000, compared to corporate operating expenses of approximately $3,615,000, for the year ended December 31, 1993. This increase of approximately $56,000, or 2%, is due primarily to increases in personnel and occupancy costs (approximately $85,000), partially offset by decreased legal and consulting fees (approximately $48,000) related to long-term debt restructuring negotiations in 1993.

         Interest expense was approximately $3,927,000 for the year ended December 31, 1994, compared to approximately $3,835,000 during the year ended December 31, 1993. This increase of approximately $92,000, or 2%, was primarily related to (i) the buy-out of certain operating leases and the purchase of the related equipment at eight of the Company's existing centers in 1993 and (ii) long-term debt incurred at the Company's new centers, offset by (i) reduced interest expense related to amortization of long-term obligations and (ii) reduced interest as a result of the April 12, 1994 restructuring agreement discussed below.

         For the year ended December 31, 1994, the Company reported a loss before extraordinary item of approximately $1,451,000, compared to a loss before extraordinary item of approximately $2,466,000 for the year ended December 31, 1993. This decrease in net loss of approximately $1,015,000 or 41% is the result primarily of increased income from center operations, offset by (i) increased corporate operating expenses and (ii) increased interest expense. As a result of the April 12, 1994 restructuring agreement discussed below, an extraordinary gain on restructuring of long-term debt of approximately $306,000 was recorded.

         Loss per share before extraordinary item for the year ended December 31, 1994 was $0.15, compared to a loss per share before extraordinary item of $0.25 in 1993. As discussed in "Liquidity and Capital Resources", dividends on the Series B Senior Convertible Preferred Stock are non-cumulative. Since the Board of Directors has not declared a dividend during the years ended December 31, 1994 and 1993, respectively, no dividend has been subtracted from net loss to determine loss per share for the years ended December 31, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to a deficit of approximately $11,194,000 at December 31, 1995, from approximately $2,588,000 at December 31, 1994. This decrease of $13,782,000 is primarily due to the reclassification of long-term obligations to current liabilities as a result of scheduled debt maturities and principal payments on long-term obligations. This decrease was partially offset by net income before depreciation and amortization. During the past three years, the Company has financed its operations primarily through internally generated funds and the lease payment deferrals and credit arrangements discussed below.

         Cash increased to approximately $6,176,000 at December 31, 1995 from approximately $3,664,000 at December 31, 1994, an increase of approximately $2,512,000, or 69%. This increase resulted from (i) net income before depreciation and amortization and deferred rent expense (approximately $3,429,000), and (ii) a decrease in accounts receivable (approximately $1,472,000, and (iii) an increase in accounts payable, accrued expenses and professional fees payable (approximately $371,000). This increase was offset by
(i) net purchases of property and equipment (approximately $870,000), (ii) the investment in a radiation oncology treatment center (approximately $410,000), and (iii) a net decrease in long-term debt obligations net of the deferred payment discussed below (approximately $714,000). The Company currently has no lines of credit available to borrow against for working capital purposes.

         Because of prevailing economic and health care market conditions, the Company (i) reported losses from 1992 to 1995 (including a loss of approximately $1,138,000 in 1995), (ii) expects to continue to experience cash flow shortfalls and losses in 1996, (iii) has certain balloon payments of approximately $12,252,000 and $1,500,000 pursuant to its long-term debt obligations with its primary creditor maturing in June and August 1996, respectively, and (iv) has a net capital deficiency of approximately $12,102,000 at December 31, 1995. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         On February 26, 1996, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Maxum Health Corp., a Delaware corporation (Maxum). In anticipation of the Merger Agreement, the Company and Maxum jointly formed InSight Health Services Corp. (InSight). The Merger Agreement provides for the Company and Maxum to merge with newly-formed acquisition subsidiaries of InSight. As a result, the Company and Maxum will each become wholly-owned subsidiaries of InSight.

         The Company and Maxum also entered into a Preferred Stock Acquisition Agreement with GE and InSight. In exchange for a comprehensive debt and lease restructuring of the existing obligations of the Company and Maxum, GE will receive non-voting preferred stock of InSight, convertible into approximately forty-eight percent (48%) of the common stock of InSight on a fully-diluted basis. The terms and conditions of the debt and lease restructuring include, among other things, (i) an extension of the Company's balloon payments totaling approximately $11,619,000 in 1996 until December 2002, (ii) a reduction of the Company's long-term debt by approximately $11,300,000, (iii) a restructure of certain operating lease arrangements, (iv) the surrender by GE of warrants to purchase 1,589,072 shares of the Company's common stock at $0.10 per share and
(v) similar restructuring for Maxum.

         In addition, in connection with the restructure of the Company's and Maxum's master equipment service contracts, GE will be entitled to receive an amount equal to approximately 14 percent of income before provision for taxes, as defined in the agreement, from the consolidated income statement of the Company, Maxum and InSight.

         The Boards of Directors and management of the Company and Maxum, having received fairness opinions from their respective investment banking consultants, have agreed to recommend approval of the merger to their respective stockholders, subject to their fiduciary obligations. The obligations of the Company and Maxum to consummate the merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the merger by the stockholders of the Company and Maxum and consummation of the debt and lease restructuring.

         Under the Merger Agreement, each share of the Company's common stock will be converted into the right to receive approximately .100 shares of InSight common stock, and each share of the Company's Series B Convertible Preferred Stock shall be converted into the right to receive approximately ten (10) shares of InSight common stock. Each share of Maxum common stock shall be converted into the right to receive approximately .598 shares of InSight common stock. Immediately upon consummation of the merger, approximately one-half of the issued and outstanding common stock of InSight will be held by former stockholders of the Company and approximately one-half will be held by former Maxum stockholders.

         The Merger Agreement may be terminated if the merger has not been consummated, or the approval of the Company's and Maxum's stockholders has not been obtained, by September 30, 1996. There can be no assurance that these transactions may be consummated in a timely manner.

         Pursuant to the terms of an April 12, 1994 agreement between the Company and GE, the maturity of a balloon principal payment of approximately $9,600,000 which was due in May 1994, was extended until January 1, 1996 and the principal payment was reduced from $9,600,000 to $8,000,000. In addition, the interest rate on the note related thereto was reduced from 12.75% per annum to 9.25% per annum. As a result, the Company was required to make certain balloon principal payments pursuant to its loan agreements with its primary lender as follows: $10,500,000 in June 1996 and $1,500,000 in August 1996. GE also agreed to restructure the monthly payments under a $15,200,000 equipment loan which resulted in monthly cash savings of $75,000 in 1995. Finally, GE agreed to provide three deferred payments to be used in 1995, under certain circumstances. During 1995, the Company utilized all of its deferrals which totaled approximately $2,133,000. Further, the Company is required to maintain, under the terms of its loan agreements with its primary lender, certain financial covenants and ratios. The Company is in technical violation of several of these covenants and ratios, but upon consummation of the restructuring described above, GE will agree to eliminate these covenants and ratios.

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

         In addition to the restructuring and merger arrangements discussed above, the Company is also taking certain other actions to achieve profitability. First, if utilization at certain underperforming centers continues to deteriorate, those centers will be considered for closure and/or disposition. During 1995 the Company sold or closed several underperforming centers. Second, the Company has sold or negotiated the termination of leases of all its idle diagnostic imaging equipment and has renegotiated its equipment maintenance contracts and contracts with vendors of medical supplies and film. Third, the Company is continuing to develop a long-term plan which includes (i) changes in the Company's debt and capital structure, and (ii) raising additional working capital. In this regard, the Company has engaged outside professional assistance and continues to explore raising new capital for future operations.

         The Company believes that it will be able to meet its long-term debt, operating lease and other ongoing obligations through June 1996; however, the Company believes that its ability to meet its long-term debt obligations beyond June 1996 is contingent upon the consummation of the long-term restructuring and merger plans discussed above. However, there can be no assurances that any of these transactions may be consummated in a timely manner.

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

         Effective March 1, 1996, RCI refinanced the remainder of the equipment loan (approximately $2,075,000) with GE on terms substantially equivalent to the original equipment loan. This loan is secured by all of the assets of the Gamma Knife center, as well as by a letter of credit of $300,000 which is guaranteed by the estate of Cal Kovens.

         In connection with the Company's expansion plans, the Company has reviewed several diagnostic imaging centers as acquisition candidates. In 1994, the Company purchased a majority interest in a diagnostic imaging center in Monterey Park, California. Additionally, in 1995, the Company purchased an interest in a radiation oncology treatment facility in Valparaiso, Indiana. The cash needed to purchase these centers was made available from long-term notes with GE in the approximate amount of $1,359,000. The Company continues to review diagnostic imaging centers as acquisition candidates but has not entered into any letters of intent or definitive agreements. Approval of the Company's primary lender is required for any equipment purchase financing in connection with any acquisitions by the Company.

         The Omnibus Budget Reconciliation Act of 1993 ("OBRA") prohibits referring physician ownership of diagnostic imaging centers after December 31, 1994. In 1994, the Company purchased or dissolved all the physician limited partnership interests in its cooperative ventures. As a result, the Company no longer has any cooperative ventures with referring physician ownership. The cash needed for these buyouts was made available from internally generated funds.

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

         Dividends on the Series B Preferred Stock are non-cumulative so long as the Series B Preferred Stockholders control a majority of the Board of Directors of the Company. In addition, any dividends declared on the Series B Preferred Stock may be paid in cash or shares of common stock at the discretion of the Board of Directors. No dividend was declared by the Board of Directors for the year ended December 31, 1994.

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), pursuant to which the Company recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121") in March 1995. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 is not expected to have a material effect on the Company financial statements.

         Inflation has not had a significant impact on the Company's operations and, in management's opinion, based upon current trends will not have an adverse impact on operations in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES
             Index to Consolidated Financial Statements
            Years Ended December 31, 1995, 1994 and 1993

                                                                 Page Number
                                                                 -----------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                             23

CONSOLIDATED BALANCE SHEETS, December 31, 1995 and 1994            24 - 25

CONSOLIDATED STATEMENTS OF OPERATIONS, for the
  years ended December 31, 1995, 1994 and 1993                       26

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT),
  for the years ended December 31, 1995, 1994 and 1993               27

CONSOLIDATED STATEMENTS OF CASH FLOWS,
  for the years ended December 31, 1995, 1994 and 1993             28 - 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
  December 31, 1995, 1994 and 1993                                 30 - 39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Services Corp.:

We have audited the accompanying consolidated balance sheets of AMERICAN HEALTH SERVICES CORP. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Health Services Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has certain balloon payments on its long-term obligations maturing in June 1996 and August 1996 and a net capital deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 2, 5 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             ARTHUR ANDERSEN LLP


Orange County, California
February 26, 1996

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                                       1995           1994
                                                                                       ----           ----
CURRENT ASSETS:
  Cash                                                                             $ 6,175,842    $ 3,663,795
  Accounts receivable, net of an allowance for doubtful
    accounts and contractual discounts of $3,793,780
    and $3,691,466 at December 31, 1995 and 1994,
    respectively, and an allowance for
    professional fees of $1,567,308 and $1,862,399 at
    December 31, 1995 and 1994, respectively                                         6,892,436      8,587,288
  Prepaid expenses and other                                                           447,726        345,040
                                                                                   -----------    -----------
                  Total current assets                                              13,516,004     12,596,123

PROPERTY AND EQUIPMENT, at cost, net of accumulated
    depreciation and amortization of $13,513,147 and
    $12,348,486 at December 31, 1995
    and 1994, respectively                                                          20,169,446     25,521,012

OTHER ASSETS                                                                         2,754,904      2,105,802
                                                                                   -----------    -----------
                                                                                   $36,440,354    $40,222,937
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1995 AND 1994

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       1995             1994
                                                                                       ----             ----
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                           $  2,917,800     $  3,319,079
  Accrued payroll and related costs                                                    924,986          700,916
  Professional fees payable                                                            544,705          306,446
  Current portion of deferred rent
   expense                                                                             485,740          665,343
  Current portion of reserve for center
   terminations                                                                        630,000          690,000
  Current portion of long-term debt                                                 19,207,076        4,326,816
                                                                                  ------------     ------------
                  Total current liabilities                                         24,710,307       10,008,600
                                                                                  ------------     ------------
DEFERRED RENT EXPENSE                                                                  286,928          443,513
                                                                                  ------------     ------------
RESERVE FOR CENTER TERMINATIONS                                                        635,078        1,253,130
                                                                                  ------------     ------------
LONG-TERM DEBT                                                                      21,307,834       39,400,171
                                                                                  ------------     ------------
CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST                                                                    1,602,240           81,145
                                                                                  ------------     ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  10percent convertible Series B preferred stock with a liquidation preference of $185 per share plus declared and unpaid dividends
      Authorized--5,000,000 shares
      Outstanding--37,837.83 at December 31, 1995 and 1994 stated at                 6,075,107        6,075,107
  Common stock, $.03 par value-
    Authorized--25,000,000 shares
    Outstanding--9,683,647 at December 31, 1995 and 1994                               290,509          290,509
  Common stock warrants                                                              1,115,569        1,115,569
  Additional paid-in capital                                                         9,343,665        9,343,665
  Accumulated deficit                                                              (28,926,883)     (27,788,472)
                                                                                  ------------     ------------
                                                                                   (12,102,033)     (10,963,622)
                                                                                  ------------     ------------
                                                                                  $ 36,440,354     $ 40,222,937
                                                                                  ============     ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995            1994             1993
                                                               ----            ----             ----
REVENUES:
  Center revenues                                         $ 36,999,312     $ 36,046,164     $ 37,515,358

EXPENSES:
  Center expenses                                           29,963,020       29,053,657       31,799,652
  Provision for center profit distributions                    766,388          917,339          780,740
                                                          ------------     ------------     ------------
          Income from center operations                      6,269,904        6,075,168        4,934,966

CORPORATE OPERATING EXPENSES                                 4,088,252        3,670,772        3,615,264
                                                          ------------     ------------     ------------
          Income from operations before interest             2,181,652        2,404,396        1,319,702

INTEREST INCOME AND OTHER                                      147,701          108,923           76,633

INTEREST EXPENSE                                            (3,437,764)      (3,926,969)      (3,835,071)
                                                          ------------     ------------     ------------
          Loss before provision for income taxes
               and extraordinary item                       (1,108,411)      (1,413,650)      (2,438,736)

PROVISION FOR INCOME TAXES                                      30,000           37,000           27,000
                                                          ------------     ------------     ------------
         Loss before extraordinary item                     (1,138,411)      (1,450,650)      (2,465,736)

EXTRAORDINARY ITEM:
           Gain on restructuring of long-term debt                --            305,985             --
                                                          ------------     ------------     ------------
           Net Loss                                       $ (1,138,411)    $ (1,144,665)    $ (2,465,736)
                                                          ============     ============     ============

EARNINGS (LOSS) PER COMMON SHARE:
           Loss before extraordinary item                 $      (0.12)    $      (0.15)    $      (0.25)
           Extraordinary item                                     --                .03             --
                                                          ------------     ------------     ------------
                                                          $      (0.12)    $      (0.12)    $      (0.25)
                                                          ============     ============     ============

  Weighted average number of common shares outstanding       9,683,647        9,683,647        9,683,647
                                                          ============     ============     ============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                           Preferred Stock                     Common Stock
                        --------------------       -----------------------------------
                                                                                          Additional
                        Number of                  Number of                                Paid-In     Accumulated
                         Shares       Amount        Shares        Amount      Warrants      Capital       Deficit         Total
                         ------       ------        ------        ------      --------      -------       -------         -----
BALANCE,
 December 31, 1992     37,837.83    $6,075,107    9,683,647      $290,509    $  991,498    $9,343,665  $(24,178,071)  $ (7,477,292)
  Issuance of common
   stock warrants           --            --           --            --          94,269          --            --           94,269
  Net loss                  --            --           --            --            --            --      (2,465,736)    (2,465,736)
                       ---------    ----------    ---------      --------    ----------    ----------  ------------   ------------
BALANCE,
 December 31, 1993     37,837.83     6,075,107    9,683,647       290,509     1,085,767     9,343,665   (26,643,807)    (9,848,759)
  Issuance of common
   stock warrants           --            --           --            --          29,802          --            --           29,802
  Net loss                  --            --           --            --            --            --      (1,144,665)    (1,144,665)
                       ---------    ----------    ---------      --------    ----------    ----------  ------------   ------------
BALANCE,
 December 31, 1994     37,837.83     6,075,107    9,683,647       290,509     1,115,569     9,343,665   (27,788,472)   (10,963,622)
  Net loss                  --            --           --            --            --            --      (1,138,411)    (1,138,411)
                       ---------    ----------    ---------      --------    ----------    ----------  ------------   ------------
BALANCE,
 December 31, 1995     37,837.83    $6,075,107    9,683,647      $290,509    $1,115,569    $9,343,665  $(28,926,883)  $(12,102,033)
                       =========    ==========    =========      ========    ==========    ==========  ============   ============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995             1994             1993
                                                           ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (1,138,411)    $ (1,144,665)    $ (2,465,736)
  Adjustments to reconcile net loss
    to net cash provided by operating activities--
      Depreciation and amortization                      4,903,913        5,005,062        3,531,139
      Deferred lease payments                             (336,188)        (116,488)         245,431
      Gain on restructuring of long-term debt                 --           (305,985)            --
      Changes in operating assets and liabilities-
        (Increase) decrease in accounts
                  receivable, net                        1,472,210          (64,381)         (53,146)
        (Increase) decrease in prepaid
                  expenses and other                       (93,936)         489,969          685,387
        Increase in other assets                          (387,667)        (705,100)        (242,254)
        Increase in accounts payable
                  and accrued expenses                     132,433          377,501           97,289
        Increase (decrease) in
                  professional fees payable                238,259          (91,216)         152,065
        Increase (decrease) in reserve
                  for center terminations                 (453,733)      (1,171,073)         120,013
                                                      ------------     ------------     ------------
        Net cash provided by operating activities        4,336,880        2,273,624        2,070,188
                                                      ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                (870,446)      (1,098,950)     (19,829,316)
  Investments in centers, net of cash acquired            (409,678)        (671,016)            --
                                                      ------------     ------------     ------------
        Net cash used in investing activities           (1,280,124)      (1,769,966)     (19,829,316)
                                                      ------------     ------------     ------------

                 The accompanying notes are an integral part of
                         these consolidated statements.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                  1995             1994             1993
                                                                  ----             ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   $  4,276,152     $  3,333,481     $ 21,403,374
  Payments of long-term debt                                   (4,990,397)      (3,786,673)      (2,770,876)
  Increase (decrease) in minority interest                        169,536         (726,116)        (693,288)
                                                             ------------     ------------     ------------
      Net cash provided by (used in) financing activities        (544,709)      (1,179,308)      17,939,210
                                                             ------------     ------------     ------------
INCREASE (DECREASE) IN CASH                                     2,512,047         (675,650)         180,082

CASH, beginning of year                                         3,663,795        4,339,445        4,159,363
                                                             ------------     ------------     ------------
CASH, end of year                                            $  6,175,842     $  3,663,795     $  4,339,445
                                                             ============     ============     ============


    Interest payments: During 1995, 1994 and 1993, the Company made interest payments of $3,585,628, $4,352,978 and $3,751,845, respectively.

    During 1994 and 1993 the Company issued warrants to purchase 372,524 and 377,075 shares of the Company's common stock which was valued at $29,802 and $94,269, respectively.

In connection with the termination of a center in 1995, certain assets and liabilities were sold as follows:

               Book value of assets sold                                             $2,721,065
               Long-term and other liabilities assumed by buyer                       2,496,746
                                                                                     ----------
               Amount applied against reserve for center terminations                $  224,319
                                                                                     ==========

In conjunction with the acquisition of the net assets of an imaging center in 1994, liabilities assumed were as follows:

               Fair value of assets acquired                                         $1,257,319
               Cash paid                                                                900,000
                                                                                     ----------
               Liabilities assumed                                                   $  357,319
                                                                                     ==========

During 1993, the Company purchased certain imaging equipment which was previously leased to the Company. In connection with the purchase, the Company reclassified $3,883,947 in deferred rent expense against the cost of the imaging equipment.

              The accompanying notes are an integral part of these
                            consolidated statements.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

1. Summary of Significant Accounting Policies

   a. Organization and Nature of Business

   American Health Services Corp. (the Company) was incorporated on November 12, 1982, in the state of Delaware. The Company was formed to develop and operate facilities in which high capital cost, technologically advanced equipment is used for the diagnostic imaging and treatment of patients. As of December 31, 1995, the Company operates twenty centers located throughout the United States.

   The accompanying consolidated financial statements include the Company's six majority-owned or controlled general partnerships and the Company's wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

   b. Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   c. Allowance for Doubtful Accounts and Contractual Discounts

   The allowance for doubtful accounts and contractual discounts include management's estimate of the amounts expected to be written-off on specific accounts and for write-offs on other as yet unidentified accounts included in accounts receivable at December 31, 1995. In estimating the write-offs and discounts on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and discounts, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual discounts in the financial statements at December 31, 1995.

   d. Allowance for Professional Fees

   The Company reserves a contractually agreed upon percentage at several of its centers, averaging 20 percent of the accounts receivable balance from patients, for payments to radiologists for interpreting the results of the diagnostic imaging procedures. Payments to radiologists are only due when amounts are received from patients. At that time, the balance is transferred from the allowance account to the professional fees payable account.

   e. Property and Equipment

   Property and equipment are depreciated and amortized on the straight-line method using the following estimated useful lives:

              Building                                 17 to 19 years
              Leasehold improvements                   Term of lease
              Medical equipment                        3 to 8 years
              Furniture and fixtures                   3 to 8 years

   The Company capitalizes expenditures for betterments and major renewals. Maintenance, repairs and minor replacements are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related reserves are removed from the accounts and any resulting gain or loss is included in the results of operations.

   f. Preopening Costs

   The Company capitalizes certain costs incurred prior to the opening of centers, including legal, consulting and payroll costs. These costs are being amortized over three to five years. Net preopening costs of approximately $207,000 and $685,000 are included in other assets in the accompanying consolidated balance sheets at December 31, 1995 and 1994, respectively. Amortization expense of preopening costs totaled $196,236, $185,756 and $136,959 in 1995, 1994 and 1993, respectively.

   g. Goodwill

   The Company has classified as goodwill the cost in excess of fair value of the net assets of companies or partnership interests in purchase transactions. Goodwill is being amortized over six to fifteen years. Net goodwill of approximately $1,801,000 and $740,000 is included in other assets in the accompanying consolidated balance sheets at December 31, 1995 and 1994, respectively. Amortization expense of goodwill totaled $171,370 in 1995 and $0 in 1994 and 1993, respectively.

   h. Revenue Recognition

   The Company recognizes revenue when services are provided. A substantial portion of the Company's revenues and related accounts receivable are derived from healthcare providers.

   No single contract accounts for more than 10 percent of the Company's revenues; however, one customer has six individual contracts covering separate centers. In the aggregate, revenues from these contracts represent approximately 24 percent, 27 percent and 28 percent of revenues in 1995, 1994 and 1993, respectively.

   i. Income Taxes

   The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No. 109). The Company adopted SFAS. 109 in 1993, whereby the Company recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount. The impact on the Company's financial statements was not material.

   j. Earnings (Loss) Per Common Share

   The number of shares used in computing earnings (loss) per common share is equal to the totals of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents relating to options, warrants and convertible preferred stock have not been included in the computation of earnings (loss) per common share in 1995, 1994, and 1993 due to their antidilutive effect. Preferred stock dividends have not been considered in the calculation of earnings (loss) per common share since the shares are non-cumulative and no dividends have been declared. The number of shares used in the computation of earnings (loss) per common share in 1995, 1994 and 1993 was 9,683,647.

   k. Post-Employment and Post-Retirement Benefits

   The Company does not provide post-employment or post-retirement benefits to employees. Accordingly, Statement of Financial Accounting Standards No. 112, Employers Accounting for Post-Employment Benefits, and Statement of Financial Accounting Standards No. 106, Employers Accounting for Post-Retirement Benefits have no impact on the Company's financial statements.

   l. Impact of Recently Issued Accounting Standards

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121) in March 1995. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 is not expected to have a material effect on the Company's financial statements.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) in October 1995. SFAS No. 123 requires the Company to change how it accounts for employee stock-based compensation plans or to provide specific disclosures for financial statements for fiscal years beginning after December 15, 1995. The Company plans to adopt the disclosure requirements during 1996.

2. Operating Losses and Liquidity

Because of prevailing economic and healthcare market conditions, the Company (i) reported losses from 1992 to 1995 including a loss of approximately $1,138,000 in 1995, (ii) expects to continue to experience cashflow shortfalls and losses in 1996, (iii) has certain balloon payments of approximately $12,252,000 and $1,500,000 pursuant to its long-term debt obligations with its primary lender maturing in June and August 1996, respectively, and (iv) has a net capital deficiency of approximately $12,102,000 at December 31, 1995. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In response thereto, the Company has undertaken the following actions:

   First, in connection with a comprehensive restructuring plan which includes a merger and debt restructuring (see Note 11), the Company has reached an agreement with its primary lender, subject to shareholder approval, to significantly restructure its long-term debt. In connection with the restructuring arrangement, the

   Company's primary lender will, among other things, extend the maturity of the balloon payments until December 2002, reduce the Company's long-term debt by approximately $11,300,000, restructure certain lease arrangements and surrender warrants to purchase 1,589,072 shares of the Company's Common Stock.

   Second, in connection with the comprehensive restructuring plan, the Company has reached an agreement to merge with Maxum Health Corp.

   Third, the Company is attempting to reduce costs by renegotiating equipment maintenance contracts, contracts with vendors of medical supplies and film and certain consulting arrangements. The Company has sold or negotiated the termination of leases of all its idle diagnostic imaging equipment.

The ability of the Company to meet its long-term debt, operating lease and other ongoing obligations is contingent upon the consummation of the restructuring plan as discussed above. In the event that the negotiations are not successful, or shareholder approval is not obtained, the Company will have to seek alternate sources of repayment and funding. However, there can be no assurances that any of these transactions may be consummated in a timely manner on terms reasonably acceptable to the Company.

The healthcare industry is highly regulated and changes in laws and regulations can be significant. The Company believes that the expanding managed competition environment accompanied by cost containment pressures may have a materially adverse effect on the Company's business, since they may directly affect the utilization of the Company's centers and reimbursement for those procedures performed at the Company's centers.

3. Transactions with Related Parties

The Company compensates a director for consulting fees and related expenses in connection with the Company's financing and acquisition activities. In addition, the Company paid legal fees to a law firm affiliated with another director. These amounts totaled approximately $424,000, $164,000 and $389,000 in 1995, 1994 and 1993, respectively. Additionally, the Company borrowed approximately $2,123,000 from a stockholder/director during 1993 pursuant to the terms of a non-recourse promissory note. The note was repaid in 1994. Total interest paid on the note was approximately $195,000 in 1993.

4. Property and Equipment

Property and equipment consisted of the following at December 31, 1995 and 1994:

                                                1995                 1994
                                            -----------          -----------
Building and improvements                   $11,012,023          $10,738,434
Medical equipment                            21,213,922           25,823,292
Furniture and fixtures                        1,456,648            1,307,772
                                            -----------          -----------
                                             33,682,593           37,869,498
Less: Accumulated depreciation
      and amortization                       13,513,147           12,348,486
                                            -----------          -----------
                                            $20,169,446          $25,521,012
                                            ===========          ===========

5. Long-Term Debt

Long-term debt consisted of the following at December 31, 1995 and 1994:

                                                       1995           1994
                                                       ----           ----
Notes payable to a third party bearing
 interest at rates which range from
 8.00 to 12.5 percent, maturing at various
 dates through 2001. These notes are secured
 by substantially all of the
 Company's assets                                   $36,397,147    $38,346,229

Note payable to a third party, principal
 repaid in June 1995                                       --          928,863

Note payable to a bank, bearing
 interest at 10 percent, principal and
 interest payments due monthly, maturing
 in March 1999. The note is secured by certain
 of the Company's equipment                           2,171,313      2,714,293

Note payable to a bank, bearing interest at
 8.13 percent, principal and interest payments
 due monthly, maturing in September 2000. The
 note is secured by certain of the Company's
 building and improvements                              145,783           --

Note payable to a bank, bearing interest at 8.45
 percent, principal and interest payments due
 monthly, maturing in December 1996. The note
 is secured by certain of the Company's
 building and improvements                               52,609           --

Unsecured non-interest bearing notes payable
 to third parties, payable in annual
 installments of $190,000, maturing in 1999             760,000        600,000

Unsecured notes payable to a third
 party with interest accruing monthly at prime          430,171        430,171

Obligations under capital leases                        557,887        707,431
                                                    -----------    -----------
                                                     40,514,910     43,726,987
Less--Current portion                                19,207,076      4,326,816
                                                    -----------    -----------
                                                    $21,307,834    $39,400,171
                                                    ===========    ===========

In 1989, the Company entered into a note payable with a financial institution for $14,280,000. This note is secured by substantially all assets of the Company not secured by other notes payable. During April 1994, the Company and its primary lender entered into a debt restructuring arrangement pursuant to which
(i) the maturity of a balloon payment due was extended until January 1996, (ii) the principal amount of the balloon payment was reduced from approximately $9,582,000 to $8,000,000, (iii) the interest rate on the note relative to the balloon payment was reduced from 12.75 percent per annum to 9.25 percent per annum, (iv) payments on the $15,200,000 equipment loan discussed below were restructured, (v) the Company could defer three monthly payments pursuant to the equipment loan mentioned above through December 31, 1995, under certain circumstances, (vi) the shares issuable under the warrant issued in connection with the May 1992 non-revolving line of credit discussed below were reduced to 839,478 shares, and (vii) a $500,000 working capital loan was advanced for a Gamma Knife center. As a result of items 1 through 4, the Company realized monthly savings of approximately $215,000. As a result of this restructuring, a gain on restructuring of long-term debt of $305,985 has been recorded and is accounted for as an extraordinary item in the accompanying consolidated statement of operations. During 1995, the Company utilized its three deferrals described above. The terms of this note agreement include certain restrictive covenants which, among others, require the maintenance of specified financial ratios, limit capital expenditures and restrict the payment of dividends. As of December 31, 1995, the Company was in technical violation of certain of these restrictive covenants but upon consummation of the restructuring plan discussed below, the primary lender has agreed to eliminate these financial covenants.

In 1993, the Company entered into a definitive loan and security agreement with its primary lender, pursuant to which the Company restructured all of its imaging equipment leases held by the third party. Under the terms of the restructuring arrangement, the Company bought out the leases and purchased the related imaging equipment at eight centers and restructured the leases at the remaining nine centers. The purchase was financed by a $15,200,000 loan which is due in March 2000.

In 1994, in consideration of the restructuring arrangement discussed above, the Company issued a warrant to its primary lender to purchase up to an aggregate of 372,524 shares of the Company's outstanding common stock for $0.10 per share, subject to adjustment in certain circumstances. The warrant became exercisable in 1995. In 1993, in consideration of the restructuring arrangement discussed above, the Company issued another warrant to purchase up to an aggregate of 377,075 shares of the Company's outstanding common stock at $0.10 per share, subject to adjustment in certain circumstances. The warrant became exercisable in 1995. Also, in 1992, in consideration of the extension of the non-revolving line of credit and the lease amendment, the Company issued a warrant to the lender to purchase up to an aggregate of 1,678,946 shares of the Company's outstanding common stock for $0.10 per share, subject to adjustment in certain circumstances. Pursuant to the April 1994 debt restructuring discussed above, the warrant was reduced to 839,478 shares. The warrant became exercisable in 1995. The warrants were valued at their estimated fair market value at the date of issuance and recorded in other assets at December 31, 1995 and 1994, respectively. Amortization expense related to these assets totaled $202,718, $197,042, and $163,548 in 1995, 1994 and 1993, respectively. In connection with the issuance of the warrants, the holders of the Series B Preferred Stock waived their antidilutive rights with respect to both the issuance and exercise of the warrants.

Subsequent to December 31, 1995 (see Note 11), in connection with a comprehensive restructuring plan which includes a merger and debt restructuring, the Company has reached an agreement with its primary lender, subject to shareholder approval, to significantly restructure its long-term debt. In connection with this restructuring arrangement, the Company's primary lender will, among other things, extend the maturity of approximately $11,619,000 in balloon payments from 1996 until December 2002, reduce the Company's long-term debt by approximately $11,300,000, restructure certain operating lease arrangements and surrender the warrants described above.

The equipment related to the capital leases has an original cost of approximately $682,000 and accumulated depreciation of approximately $227,000 at December 31, 1995.

Principal payments on long-term debt at December 31, 1995, are as follows:

            Year ending
            December 31:
            ------------
                1996                                          $19,207,076
                1997                                            5,614,373
                1998                                            6,163,085
                1999                                            5,933,792
                2000                                            3,064,095
             Thereafter                                           532,489
                                                              -----------
                                                              $40,514,910
                                                              ===========

6. Commitments and Contingencies

The Company is committed under noncancelable operating leases for its corporate offices, and certain centers and imaging equipment. Rent expense was $7,682,650, $7,752,546 and $13,030,706 in 1995, 1994 and 1993, respectively. Minimum annual rental payments under noncancelable operating leases are as follows as of December 31, 1995:

           Year ending
           December 31:
           ------------
                1996                                          $ 5,516,678
                1997                                            5,291,614
                1998                                            4,718,273
                1999                                            4,562,629
                2000                                            2,482,209
              Thereafter                                          898,546
                                                              -----------
                                                              $23,469,949
                                                              ===========

The Company's agreements at its co-venture centers and with its partners in the six limited liability companies and partnerships provide for contingent payments based on annual pretax profits, as defined, of the individual center. These contingent payments, which are charged to operations as they become accruable, are included in "Provision for Center Profit Distributions" in the accompanying consolidated statements of operations. During the years ended December 31, 1995, 1994 and 1993 the Company incurred contingent rent expense and minority interest in income from operations of $766,388, $917,339, and $780,740, respectively. In September 1992, a complaint was filed against the Company, its primary lender and certain individuals alleging, among other things, violations of the Racketeer Influenced and Corrupt Organizations Act, breach of management agreement, breach of voting trust agreement and breach of fiduciary duty. Pursuant to Judicial orders, most of the claims against the Company have been dismissed. The Company has been advised by its counsel that it believes a settlement has been reached as to all remaining claims which will require the Company to make a payment of approximately $50,000.

7. Stock Option Plans

The Company has four stock option plans under which officers, key employees and directors have been or may be granted options to purchase up to 2,300,000 shares of the Company's common stock. The plans provide for incentive and nonqualified stock options. The options become exercisable cumulatively over various periods up to four years from the grant date and expire five years after the grant date. In addition, the Company has issued an option to purchase 20,000 shares to a non-employee director. This option is not covered by an existing plan but was issued on terms comparable to options issued to other directors.

The following table summarizes stock option activity for the years ended December 31, 1995 and 1994:

                                             Number of            Exercise
                                           Option Shares         Price Range
                                           -------------         -----------
     Balance, December 31, 1993                605,000         $1.31 to $2.00
     Granted                                   120,000         $0.25 to $0.25
     Canceled                                     -                   -                               -
     Exercised                                    -                   -
                                             ---------         --------------
     Balance, December 31, 1994                725,000         $0.25 to $2.00
     Granted                                   360,000         $0.25 to $0.38
     Canceled                                  (30,000)        $2.00 to $2.00
     Exercised                                    -                   -
                                             ---------         --------------
     Balance, December 31, 1995              1,055,000         $0.25 to $1.62
                                             =========         ==============

At December 31, 1995, options to acquire 639,000 shares were exercisable and 20,000 shares were available for grants of options.

8. Income Taxes

The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 consists entirely of state taxes.

The components of deferred income taxes (assuming a federal tax rate of 34 percent and a combined state tax rate of three percent) recognized in the consolidated balance sheet at December 31, 1995 are as follows:

         Depreciation                                        $    223,000
         Allowance for doubtful accounts                        1,404,000
         Capitalized financing costs                               22,000
         Reserve for center terminations                          602,000
         Net operating loss carry forwards                     11,920,000
                                                             ------------
                                                               14,171,000
         Valuation allowance as required by FAS 109           (14,171,000)
                                                             ------------
           Net deferred tax asset                            $       -
                                                             ============

As of December 31, 1995, the Company has approximately $32,216,000 of net operating loss carry forwards for federal and state income tax purposes which expire at various dates from 1997 through 2009.

9. Canadian Accounting Principles

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

   Currency Translation

   The accompanying consolidated financial statements are stated in United States dollars. Translation of the financial statements into Canadian dollars would be performed using the historical rates in effect on the dates transactions occurred. No translation gains or losses would result from the translation. The rate of exchange in effect at the end of each of the last five years and the average exchange rate for those years are as follows:

                                                 Exchange Rates
                                               (Canadian Dollars
                                                Per U.S. Dollar)
                                             ---------------------
                                                          Average
               Year                          December 31  for Year
               ----                          -----------  --------
               1991                             1.146      1.156
               1992                             1.271      1.209
               1993                             1.324      1.290
               1994                             1.403      1.366
               1995                             1.364      1.372

10. Preferred Stock

Each share of Series B Preferred Stock is convertible into one hundred shares of common stock. In addition, the preferred stockholders can elect up to two directors of the Company and have the right to nominate an additional board member, based on continuing ownership percentages. The Company must also obtain approval from the preferred stockholders for certain transactions which might affect the preferred stock and if the Company is materially delinquent for sixty days with its creditors or is delinquent in paying preferred stock dividends for six quarters, the preferred stockholders have certain rights which include majority representation on the Company's Board of Directors. In addition, the Company has issued warrants to purchase up to 700,000 shares of the Company's common stock to the preferred stockholders. The warrants to purchase 500,000 shares of common stock had exercise prices of $1.00 and expired in February 1996. The warrant to purchase 200,000 shares has an exercise price of $0.25 and expires in November 1997.

The Company may pay, at its option, future dividends on the Series B Preferred Stock in shares of common stock or cash. Dividends on the Series B Preferred Stock are non-cumulative so long as the preferred stockholders control a majority of the Board of Directors.

11. Subsequent Event

On February 26, 1996, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Maxum Health Corp., a Delaware corporation (Maxum). In anticipation of the Merger Agreement, the Company and Maxum jointly formed InSight Health Services Corp. (InSight). The Merger Agreement provides for the Company and Maxum to merge with newly-formed acquisition subsidiaries of InSight. As a result, the Company and Maxum will each become wholly-owned subsidiaries of InSight.

Under the terms of a Preferred Stock Acquisition Agreement, dated as of February 26, 1996, by and among the Company, Maxum, InSight and General Electric Company, a New York corporation acting through GE Medical Systems (GE), GE, in exchange for a comprehensive program of debt and lease restructuring of the existing obligations of the Company and Maxum, will receive non-voting preferred stock of the Company and Maxum, convertible into approximately forty-eight percent (48%) of the common stock of InSight on a fully-diluted basis. The terms and conditions of the debt and lease restructuring are set forth in the Master Debt Restructuring Agreement among GE, the Company and Maxum, which is an exhibit to the Preferred Stock Acquisition Agreement and include, among other things, (i) an extension of the Company's balloon payments totaling approximately $11,619,000 in 1996 until December 2002, (ii) a reduction of the Company's long-term debt by approximately $11,300,000, (iii) a restructure of certain operating lease arrangements, (iv) the surrender by GE of warrants to purchase 1,589,072 shares of the Company's common stock at $0.10 per share and (v) similar restructuring for Maxum.

In addition, in connection with the restructure of the Company's and Maxum's master equipment service contracts, GE will be entitled to receive an amount equal to approximately 14 percent of income before provision for taxes, as defined in the agreement, of the Company, Maxum and InSight.

The Boards of Directors and management of the Company and Maxum, having received fairness opinions from their respective investment banking consultants, have agreed to recommend approval of the merger to their respective stockholders, subject to their fiduciary obligations. The obligations of the Company and Maxum to consummate the merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the merger by the stockholders of the Company and Maxum and consummation of the debt and lease restructuring.

Under the Merger Agreement, each share of the Company's common stock will be converted into the right to receive approximately .100 shares of InSight common stock, and each share of the Company's Series B Convertible Preferred Stock shall be converted into the right to receive approximately ten (10) shares of InSight common stock. Each share of Maxum common stock shall be converted into the right to receive approximately .598 shares of InSight common stock. Immediately upon consummation of the merger, approximately one-half of the issued and outstanding common stock of InSight will be held by former stockholders of the Company and approximately one-half will be held by former Maxum stockholders.

The Merger Agreement may be terminated if the merger has not been consummated, or the approval of the Company's and Maxum's stockholder has not been obtained, by September 30, 1996. There can be no assurance that these transactions may be consummated in a timely manner.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors. At the Company's 1988 Annual Meeting, the stockholders of the Company adopted its Restated Certificate of Incorporation ("Restated Certificate") which provides for a three-tiered classified Board of Directors with staggered terms of office. The Preferred Stock entitles the holders thereof to elect two directors of the Company. Ordinarily, the Board of Directors consists of three classes, designated as Class I, Class II and Class III, and two directors elected by the holders of the Preferred Stock. In addition, pursuant to an agreement with the Company, the holders of the Preferred Stock are entitled to nominate a number of directors which, when added to the number of directors elected by the Preferred Stock, equals: three, if the holders of the Preferred Stock hold more than 20% of the Common Stock and the Preferred Stock; two, if the holders of the Preferred Stock hold more than 10%, but less than 20%, of the Common Stock and the Preferred Stock; and one, if the holders of the Preferred Stock hold more than 5%, but less than 10%, of the Common Stock and the Preferred Stock. The authorized number of directors is seven. There are currently five directors. On April 7, 1992, Lloyd G. Glazer, who was elected by the Board as a Class II director in September 1991, became the nominee director of the holders of the Preferred Stock but remained a Class II director. On December 12, 1995, two Preferred Stock Directors, Frank E. Egger and Roz Kovens, were re-elected by written consent of a holder of a majority of the Preferred Stock.

      Pursuant to the Restated Certificate, at each Annual Meeting only one class of directors will be elected, and each class of directors will serve a three-year term and until their successors are duly elected and qualified. The term of the Class II directors will expire at the 1996 Annual Meeting, the term of the Class III director will expire at the 1997 Annual Meeting, and the term of the Class I directors elected at the 1995 annual meeting will expire at the 1998 Annual Meeting. Pursuant to the Certificate of Designation of the Preferred Stock, the Preferred Stock Directors are elected annually.

      Set forth below are the directors of the Company, including the Preferred Stock Directors who are elected annually by the holders of the Preferred Stock. The Company currently has two vacancies on the Board of Directors.

                                                                                        Year First
                                                                                         Elected
Name                                Age              Position                            To Serve
----                                ---              --------                            --------
E. Larry Atkins                     49               President and                         1988
                                                     Chief Executive
                                                     Officer and
                                                     Director, Class I

Thomas V. Croal                     36               Vice President,                       1991
                                                     Chief Financial
                                                     Officer, Corporate
                                                     Secretary and
                                                     Director, Class III

Lloyd G. Glazer                     56               Director, Class II                    1991

Charles M. Spear                    52               Director, Class II                    1995

Philip D. Green                     44               Director, Class I                     1989

Frank E. Egger                      51               Chairman of the Board
                                                     and Director, Preferred
                                                     Stock                                 1991

Roz Kovens                          62               Director, Preferred                   1995
                                                     Stock

      E. Larry Atkins joined the Company in 1986 and has served as the Company's president and chief executive officer since August 1990, and chairman of the board from December 1990 to June 1992. Mr. Atkins served as executive vice president and chief operating officer from 1986 to August 1990. Mr. Atkins became a director of the Company in 1988. From 1979 to 1986, Mr. Atkins served as president and chief executive officer of AMI Diagnostic Services, a wholly-owned subsidiary of American Medical International, Inc.

      Thomas V. Croal was elected a director in March 1991 and appointed vice president and chief financial officer of the Company in April 1991. He was controller of the Company from 1989 until April 1991. In December 1990, Mr. Croal was appointed corporate secretary. From 1981 to 1989, Mr. Croal was employed by Arthur Andersen & Co., an independent public accounting firm.

      Frank E. Egger has been a director of the Company since August 1991. He was appointed Chairman of the Board in May 1995. Presently, Mr. Egger serves as Vice President of Kovens & Associates, Inc. ("Kovens & Associates"), a successor entity to Kovens Enterprises, where Mr. Egger served as Chief Financial Officer from 1980 to 1995. Kovens & Associates is a group of real estate development and investment companies based in Miami, Florida.

      Lloyd G. Glazer has been a director of the Company since September 1991. Since January 1994, he has been managing director of H.C. Wainwright & Co., Inc., a securities brokerage firm. From 1976 to December 1993, he was an associate director of Bear, Stearns & Co., Inc., an investment banking and securities brokerage firm. He was formerly a vice president and regional coordinator with Bache & Company and has been a stock broker since 1969.

      Philip D. Green has been a director of the Company since 1989. Mr. Green is a founding partner of the Washington, D.C. based law firm of Green, Stewart & Farber, P.C. From 1978 through 1989, Mr. Green was a partner in the Washington, D.C. based law firm of Schwalb, Donnenfeld, Bray & Silbert, P.C.

      Roz Kovens has been a director of the Company since May, 1995. For the past five years, she has been engaged in private real estate investments. She is currently the President of Kovens & Associates. Ms. Kovens is a founder of Mount Sinai Medical Center in Miami, Florida, and a member of the Board of Governors of Tel Aviv University.

      Charles M. Spear has been a director since August 1995. From May 1993 to the present, Mr. Spear has been the Chairman of Spear, Inc., a privately held financial services company. From April 1995 until February 1996, he was Chief Financial Officer of Smith Micro Software, Inc. From April 1983 until December 1992, Mr. Spear was Chairman of the Board, President and Chief Executive Officer of Spear Financial Services, Inc., a public company which he founded. Prior thereto he has been Chief Operating Officer of Trading Company of the West, a partnership operating Pacific Stock Exchange specialist posts. From June 1968 until May 1981, Mr. Spear was employed by The First National Bank of Chicago, most recently as Vice President.

      During fiscal 1995, the Board of Directors held two meetings and the Audit Committee met once. No director attended fewer than 75% of the aggregate meetings of the Board of Directors or the committee or committees on which he served during 1995.

      Compensation Committee Interlocks and Insider Participation. The Company has a Compensation and Stock Option Committee (the "Compensation Committee") which consists of two non-employee directors, Messrs. Egger (chairperson of the Compensation Committee and the Company's Chairman of the Board) and Green. Mr. Egger performed certain consulting services for the Company during 1994 and is providing similar services in 1995. See "Item 13-Certain Relationships and Related Transactions". The Compensation Committee is responsible for determining the specific forms and levels of compensation of the Company's executive officers and administering the Company's Employee Stock Option Plan (1983), 1987 Stock Option Plan, 1989 Stock Incentive Plan, and the 1992 Option and Incentive Plan.

      Audit Committee. The Audit Committee currently consists of Messrs. Egger (chairperson) and Green. The Audit Committee's principal functions are to review the results of the Company's annual audit with the Company's independent auditors and review the performance of Company's independent auditors.

      The Company does not have an executive or nominating or similar committee. The Company's Board generally acts in its entirety upon matters which might otherwise be the responsibility of such committees.

      Compensation of Directors. None of the members of the Company's Board received any cash compensation in fiscal 1995 for their services as directors. None of the directors is expected to receive any cash compensation during 1996 for such services. Mr. Egger received $75,000 during fiscal 1995 for services rendered to the Company in connection with its acquisition and financing activities. See "Item 13 - Certain Relationships and Related Transactions".

      The Company's 1992 Option and Incentive Plan provides for the automatic grant to each non-employee director of options to purchase 30,000 shares of its Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. Such options become exercisable 40% commencing on the first anniversary of the grant date and 20% annually thereafter, expiring after five years. Subject to availability, such options are to be granted at the commencement of a directorship and each three years thereafter. In accordance with this formula, on November 15, 1995 each of Messrs. Egger, Green, Glazer and

Cal Kovens were granted options to purchase 30,000 shares of the Company's Common Stock at a per share exercise price of $0.25. In addition, each of Roz Kovens and Charles M. Spear were granted options to purchase 30,000 shares on identical terms on May 25, 1995 and August 14, 1995, respectively.

      Executive Officers. The executive officers of the Company, together with the year in which they were appointed to their current positions, are set forth below.

Name                                        Age        Position                                   Year
----                                        ---        --------                                   ----
E. Larry Atkins                             49         President and Chief                        1990
                                                       Executive Officer

Robert J. Armstrong                         58         Vice President, Design                     1985
                                                       and Construction

Thomas V. Croal                             36         Vice President, Chief                      1991
                                                       Financial Officer and
                                                       Corporate Secretary                        1990

Deborah M. MacFarlane                       40         Vice President, Marketing                  1991

Brian G. Drazba                             34         Vice President of Finance,                 1995
                                                       Corporate Controller

      Information concerning Messrs. Atkins and Croal is set forth above under "The Board of Directors."

      Robert J. Armstrong has been vice president, design and construction of the Company since 1985. Mr. Armstrong served as director of design and construction for the Company from 1983 to 1985.

      Deborah M. MacFarlane has served as vice president, marketing of the Company since July 1991. From 1987 until June 1991, Ms. MacFarlane served as director of marketing for the Center Operating Group of Medical Imaging Centers of America, Inc.

      Brian G. Drazba has been vice president, finance of the Company since June 1995. Mr. Drazba served as corporate controller for the Company from 1992 to 1995. From 1985 to 1992, Mr. Drazba was employed by Arthur Andersen & Co.

      Compliance with the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Directors and officers and greater than 10% stock-holders are required by SEC regulation to furnish the Company with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, the Company believes that all its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1995.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation for services rendered in all capacities to the Company for the years ended December 31, 1995, 1994 and 1993, to (i) the Company's chief executive officer and (ii) the other executive officers of the Company:

                                            SUMMARY COMPENSATION TABLE

                                                                                   Long-Term       All Other
                                              Annual Compensation                 Compensation   Compensation(3)
                                    ------------------------------------------    ------------   ---------------
                                                                                     Awards
                                                                                     ------
                                                                                     Stock
Name and Principal                                                                   Options
Position                            Year     Salary(1)     Bonus(2)   Other(3)      (Shares)
------------------                  ----     ---------     --------   --------      --------
E. Larry Atkins                     1995    $246,400       61,600     $ 4,680        175,000         $ 7,882
  President and Chief               1994     220,000       54,000       3,798          --              9,327
  Executive Officer                 1993     200,000         --        11,763          --             10,245


Thomas V. Croal                     1995     175,230       43,808       4,742        125,000           5,252
  Vice President, Chief             1994     148,500       38,000       4,836          --              3,519
  Financial Officer                 1993     135,000       10,000       8,760          --              1,950
  and Corporate Secretary

Robert J. Armstrong                 1995     100,000         --         1,889          --             11,739
  Vice President,                   1994     100,000         --         2,264          --             10,027
  Design & Construction             1993     100,000         --         7,590          --              7,438

Brian G. Drazba                     1995      90,000       10,000       4,457          --              4,015
  Vice President,Finance             --         --           --           --           --               --
  and Corporate Controller           --         --           --           --           --               --

Deborah M. MacFarlane               1995     112,200         --         4,206          --              3,709
  Vice President,                   1994     102,000       11,200       3,033          --              3,782
  Marketing                         1993      83,000         --         5,220          --              3,829

(1) Includes amounts for periods during which executive officers served as such.

(2) Annual bonuses are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(3) Amounts of Other Annual Compensation include perquisites and amounts of All Other Compensation include (i) amounts contributed to the Company's 401(k) profit sharing plan, (ii) specified premiums on executive split-dollar insurance arrangements, and (iii) specified premiums on executive health insurance arrangements, for the chief executive officer and the three other most highly compensated executive officers.

     Option Grants. In fiscal 1995 the following stock options were granted under the Company's stock option plans to executive officers:

                  Name                               Number                     Exercise Price
                  ----                               ------                     --------------
         E. Larry Atkins                             175,000                         $0.25
         Thomas V. Croal                             125,000                         $0.25

      Option Exercises and Fiscal Year-end Values. Neither of the chief executive officer nor the other executive officers exercised any stock options during fiscal 1995. The following table sets forth information with respect to the unexercised stock options to purchase the Company's Common Stock granted under the Company's stock option plans to the chief executive officer and the other executive officers as of December 31, 1995.

                                    Number of Unexercised                   Value of Unexercised
                                       Options Held at                    In-the-Money Options at
                                      December 31, 1995                       December 31, 1995
                                  --------------------------             --------------------------
Name                              Exercisable  Unexercisable             Exercisable  Unexercisable
----                              -----------  -------------             -----------  -------------
E. Larry Atkins                      300,000        175,000                  --            --

Thomas V. Croal                      125,000        125,000                  --            --

Deborah M. MacFarlane                 50,000           --                    --            --

(1) Based on the closing price reported on the OTC Bulletin Board for the Company's Common Stock on that date $0.25.

      Indemnification Agreements. The Company has entered into separate indemnification agreements with each of its directors and officers that could require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and officers and to advance expenses incurred by them as a result of any proceedings against them as to which they could be indemnified.

      Employment Agreements and Severance Arrangements. The Company has entered into executive employment agreements with its executive officers which provide that in the event the executive is terminated as a result of his becoming physically or mentally disabled; or at the discretion of the Board; or if he terminates voluntarily in the event of a change in the location of the Company's corporate headquarters to a location outside the counties of Los Angeles or Orange, California, which new location is at the time more than 35 miles from the location of the executive's principal residence; or the Company or its stockholders enter into an agreement to dispose of, whether by sale, exchange, merger, consolidation, reorganization, dissolution or liquidation of (a) not less than 80% of the assets of the Company, or (b) a portion of the outstanding Common Stock such that one person or "group" (as defined by the SEC) owns, of record or beneficially, not less than 25% of the outstanding Common Stock; or the Company issues and sells to one person or "group" (as defined by the SEC) such number of shares of the Company's Common Stock that said person or group owns, of record or beneficially, not less than 25% of the Common Stock outstanding after such issuance; and as a result of which his ability to perform his responsibilities or the nature of such responsibilities is substantially and adversely altered, the employment agreements provide that the executive is entitled to 12 months of compensation at his annual salary rate then in effect. However, in the event that the executive's employment is terminated for cause, he has no right to receive any monetary compensation under his employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the beneficial ownership, reported to the Company as of March 1, 1996, of the Company's Common Stock, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options and warrants and conversions of Preferred Stock) within the meaning of Rule 13d-3(d)(1) under the Exchange Act, of (i) each person known to the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, (iii) the chief executive officer, (iv) the three other most highly compensated executive officers, and (v) all directors and executive officers, as a group.

                                      Amount and                   Percentage             Percentage
                                      Nature of                        of                     of
Name and Address                      Beneficial                     Common                Preferred
of Beneficial Owner                   Ownership (1)                  Stock                   Stock
-------------------                   ----------                   ----------              -------
E. Larry Atkins                       421,000(2)                       4.2%                   N/A
4440 Von Karman
Suite 320
Newport Beach, CA
92660

Robert J. Armstrong                      --                             *                     N/A
4440 Von Karman
Suite 320
Newport Beach, CA
92660

Thomas V. Croal                       175,000(3)                       1.8%                   N/A
4440 Von Karman
Suite 320
Newport Beach, CA
92660

Brian G. Drazba                          --                             *                     N/A
4440 Von Karman
Suite 320
Newport Beach, CA
92660

Deborah M. MacFarlane                  50,000(4)                        *                     N/A
4440 Von Karman
Suite 320
Newport Beach, CA
92660

Frank E. Egger                        234,185(5)(6)                    2.4%                   4.5%
1301 Dade Blvd.
Miami Beach, FL
33139

Lloyd G. Glazer                       106,001(6)(7)                    1.1%                   1.5%
One Boston Place
Boston, MA 02108

Philip D. Green                       170,004(6)(8)                    1.7%                   3.0%
2600 Virginia Ave., NW
Suite 1111 Washington, D.C.
20037

Estate of Cal Kovens                4,560,083(6)(9)                   36.6%                  67.3%
1301 Dade Blvd.
Miami Beach, FL
33139

Roz Kovens                          5,284,535(6)(10)                  40.5%                  82.6%
1301 Dade Blvd.
Miami Beach, FL
33139

Charles M. Spear                            0(11)                       *                     N/A
51 Columbia
Aliso Viejo, CA
92656

David and Odette Rebibo               755,000(12)                      7.8%                   N/A
202 East Berridge Lane
Phoenix, AZ 85012

General Electric Company            1,589,072(13)                     14.1%                   N/A
20825 Swenson Drive
Suite 100
Waukesha, WI 53186

All directors and                   6,440,725(14)                     45.7%                  91.6%
executive officers,
as a group
(10 persons)

*     Less than 1% of the outstanding Common Stock.

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after March 15, 1996.

(2) Includes (i) options to purchase 180,000 shares of Common Stock at an exercise price of $1.34 per share (ii) options to purchase 120,000 shares of Common Stock at an exercise price of $1.31 per share, and (iii) options to purchase 70,000 shares of Common Stock at an exercise price of $0.25 per share. Does not include options to purchase 105,000 shares of Common Stock at an exercise price of $0.25 per share which are not currently exercisable.

(3) Includes (i) options to purchase 75,000 shares of Common Stock at an exercise price of $1.34 per share, (ii) options to purchase 50,000 shares of Common Stock at an exercise price of $1.31 per share, and (iii) options to purchase 50,000 shares of Common Stock at an exercise price of $0.25 per share. Does not include options to purchase 75,000 shares of Common Stock at an exercise price of $0.25 per share which are not currently exercisable.

(4) Includes an option to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share.

(5) Includes (i) 1,716.31 shares of Preferred Stock (convertible into 171,631 shares of Common Stock), (ii) an option to purchase 30,000 shares of Common Stock at an exercise price of $1.62 per share, and (iii) an option to purchase 12,000 shares of Common Stock at an exercise price of $0.25 per share. Does not include an option to purchase 18,000 shares of Common Stock at an exercise price of $0.25 per share, which is not currently exercisable. The Common Stock and Preferred Stock held by Mr. Egger are pledged to the estate of Cal Kovens as security for the repayment of a loan. If the loan is not repaid when due, the estate of Mr. Kovens would have the right to sell such of the pledged securities as are necessary to satisfy the indebtedness.

(6) Roz Kovens and Messrs. Egger, Glazer, Green and the estate of Mr. Kovens, along with the remaining Preferred Stockholders (Marc Kovens (Mr. Kovens' son), Elizabeth Cobbs (Mr. Green's spouse) and Harvey Silets) may be deemed to be a "group" under Section 13(d) of the Exchange Act. These individuals beneficially own in the aggregate 6,276,955 shares, or 45.4%, of the outstanding Common Stock on an as-if-converted basis, consisting of
      (i) 2,167,172 shares of Common Stock, (ii) 37,837.83 shares (or 100%) of Preferred Stock (convertible into 3,783,783 shares of Common Stock), (iii) warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.25 per share, (iv) options to purchase 90,000 shares of Common Stock at an exercise price of $1.62 per share, and (v) options to purchase 36,000 shares of Common Stock at an exercise price of $0.25 per share.

(7) Includes (i) 572.1 shares of Preferred Stock (convertible into 57,210 shares of Common Stock), (ii) an option to purchase 30,000 shares of Common Stock at an exercise price of $1.62 per share and (iii) an option to purchase 12,000 shares of Common Stock at an exercise price of $0.25 per share. Does not include an option to purchase 18,000 shares of Common Stock at an exercise price of $0.25 per share, which is not currently exercisable.

(8) Includes (i) 1,144.21 shares of Preferred Stock (convertible into 114,421 shares of Common Stock), (ii) an option to purchase 30,000 shares of Common Stock at an exercise price of $1.62 per share, and (iii) an option to purchase 12,000 shares of Common Stock at an exercise price of $0.25 per share. Does not include an option to purchase 18,000 shares of Common Stock at an exercise price of $0.25 per share, which is not currently exercisable. Mr. Green owns the Common Stock, Preferred Stock and warrants with his spouse, Elizabeth Cobbs, as tenants by the entirety, and shares with his spouse the right to vote and dispose of such securities. In addition, the Common Stock and Preferred Stock are pledged to the estate of Cal Kovens as security for the repayment of a loan. If the loan is not repaid when due, the estate of Mr. Kovens would have the right to sell such of the pledged securities as are necessary to satisfy the indebtedness.

(9) Includes (i) 19,250 shares of Common Stock held by each of the M.K. Boca Trust, S.K. Boca Trust, K.K. Boca Trust and B.K. Boca Trust, over which Mr. Kovens did not have or share voting and shared dispositive power, (ii) 25,458.64 shares Preferred Stock (convertible into 2,545,864 shares of Common Stock), and (iii) warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.25 per share. Does not include 723,852 and 488,813 shares beneficially owned by Roz Kovens and Marc Kovens, respectively

(10) Includes (i) 5,800 shares of Preferred Stock (convertible into 580,000 shares of Common Stock) and (ii) 4,560,083 shares beneficially owned by the estate of Cal Kovens with respect to which Mrs. Kovens is the personal representative. Does not include an option to purchase 30,000 shares of Common Stock at an exercise price of $0.25 per share, which is not currently exercisable.

(11) Does not include an option to purchase 30,000 shares of Common Stock at an exercise price of $0.25 per share, which is not currently exercisable.

(12) The information in the table is taken from information furnished by Mr. and Mrs. Rebibo. The Company believes Mr. and Mrs. Rebibo own their shares jointly and share voting and dispositive power over such shares.

(13) Consists of warrants to purchase 1,589,072 shares of Common Stock at an exercise price of $0.10 per share.

(14) Assumes the conversion of Preferred Stock held by directors and the exercise in full of all warrants and currently exercisable options described in footnotes (2), (3), (4), (5), (7), (8), (10) and (11) above.
      Does not include any shares held by the estate of Cal Kovens.

      Except as otherwise noted, the Company believes that each of the stockholders listed in the table above has sole voting and dispositive power over all shares owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Transactions with Cal Kovens (deceased February 6, 1995). In February 1992, the Company purchased a Gamma Knife from Elekta to be located in California and made a deposit toward the purchase of another Gamma Knife. The Company received nonrecourse interim financing of $2,000,000 toward the acquisition of the Gamma Knife and the deposit for the other Gamma Knife from Cal Kovens (a director until his death on February 6, 1995). The interim financing was borrowed from Mr. Kovens pursuant to the terms of a nonrecourse promissory note secured by the Gamma Knife and due August 24, 1992, at an interest rate of 10.5% per annum. Mr. Kovens extended the term of the note while the Company sought to obtain permanent financing.

      In December 1992, the Company's wholly owned subsidiary, RCI entered into a five-year loan of $2,750,000 with City National Bank of Florida ("City National Bank"), and the promissory note in favor of Mr. Kovens was repaid from the proceeds of such loan in the first quarter of 1993. The new loan was guaranteed by Mr. Kovens and his spouse, Roz Kovens. During the second half of fiscal 1993, Mr. Kovens repurchased RCI's promissory note from City National Bank. Pursuant thereto, Mr. Kovens was paid approximately $195,000 in interest in fiscal 1993.

      In early 1993, RCI, the Company, and Elekta became involved in a dispute when RCI advised Elekta that it intended to relocate the Gamma Knife System it purchased for a location in California to Miami, Florida, since in December 1992, RCI had entered into an agreement with Public Health Trust, an agency and instrumentality of Metropolitan Dade County, Florida, to establish and operate a Gamma Knife center at Jackson Memorial Medical Center located in Miami. The parties settled their claims and, pursuant to the terms thereof, Mr. Kovens agreed to guarantee certain scheduled payments of $250,000 to be made by RCI to Elekta in connection with the delivery of the Gamma Knife to Miami, which payment has been made by RCI.

      In February 1994, RCI entered into a new five-year loan of $2,900,000 with County National Bank of South Florida. Mr. Kovens was repaid from the proceeds of such new bank loan in the first quarter of 1994. This loan was guaranteed by Mr. Kovens and secured by certain real property owned by Mr. Kovens. Effective March 1, 1996, RCI refinanced the remainder of the equipment loan (approximately $2,075,000) with GE on terms substantially equivalent to the original equipment loan. The loan is secured by all of the assets of the Gamma Knife center, as well as by a letter of credit of $300,000 which is guaranteed by the estate of Cal Kovens.

      In November 1994, the Company granted Mr. Kovens a warrant to purchase 200,000 shares of the Company's Common Stock at $0.25 per share in consideration of the Gamma Knife financing activities discussed above.

      Transactions with Frank E. Egger. Mr. Egger received $75,000 during fiscal 1995 for consulting services rendered to the Company in connection with its acquisition and financing activities. For fiscal 1996, he is being paid the rate of $100,000 for such services. In the event the Company terminates this consulting relationship with Mr. Egger, he is entitled to a severance fee of $100,000.

      Transactions with Green Stewart & Farber, P.C. Since September 1991, Green, Stewart & Farber, P.C., the law firm in which Mr. Green is a partner, has represented the Company for most of its outside legal activities, including general corporate, transactional, financing and health care matters. During fiscal 1995, 1994, 1993, the Company paid Green, Stewart & Farber $324,428, $104,478 and $329,418, respectively, for those services. In addition, Mr. Green was an advisor to Cal Kovens with respect to various business matters.

      Transactions with General Electric. GE Medical, as the primary creditor of the Company, has from time to time granted the Company certain financial accommodations with respect to certain loans and leases. In exchange for such accommodations, the Company has issued certain considerations to GE. On the terms and conditions set forth in the Stock Acquisition Agreement, in contemplation of the Merger, GE has agreed to grant additional financial accommodations to the Company in exchange for InSight Series A Preferred Stock and certain other consideration. See "Management's Discussion and Analysis of Financial Conditions and Results in Operations--Liquidity and Capital Resources."

      In negotiating the Merger with GE and Maxum, the Company agreed to reimburse to GE an amount equal to 40% of the legal costs incurred by GE in connection with such transactions. The amount reimbursed to GE in 1995 was approximately $46,000.

      Transactions with Holders of the Company Series B Preferred Stock. Pursuant to agreements to which the Company is a party, the holders of Series B Preferred Stock have each agreed to vote in favor of the Merger, and have further agreed to waive any rights to dividends, liquidation preferences, voting and redemption they may have in connection with the Merger and certain other rights. In consideration therefor, InSight will issue to such holders warrants to purchase an aggregate of 50,000 shares of InSight Common Stock upon the consummation of the Merger.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(1). Financial Statements.

      Included in Part II of this report:

            Report of Independent Public Accountants
            Consolidated Balance Sheets, December 31, 1995 and 1994 Consolidated Statements of Operations, for the years ended
                     December 31, 1995, 1994 and 1993
            Consolidated Statements of Stockholders' Equity (Deficit),
                     for the years ended December 31, 1995, 1994 and 1993
            Consolidated Statements of Cash Flows, for the
                     years ended December 31, 1995, 1994 and 1993
            Notes to Consolidated Financial Statements
                     December 31, 1995, 1994 and 1993

Item 14(a)(2). Financial Statement Schedules.

      Report of Independent Public Accountants on Schedules
      Schedule VIII - Valuation and Qualifying Accounts

      All other schedules have been omitted because they are either not required or not applicable, or the information is presented in the consolidated financial statements or notes thereto.

Item 14(a)(3). Exhibits.

   Exhibit
   Number         Description and Reference
   ------         -------------------------
   *3.1           Restated Certificate of Incorporation of the Company,
                  previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed March 29, 1990.

   *3.2 Bylaws of the Company, as amended, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed March 29, 1990.

   *10.1 Employee Stock Option Plan (1983), previously filed, and incorporated herein by reference from the Company's Registration Statement on Form S-18 (Registration No. 33-00088), filed September 5, 1985.

   *10.2 1987 Stock Option Plan, previously filed, and incorporated herein by reference from Post-Effective Amendment No. 4 on Form S-1 to the Company's Registration Statement on Form S-18 (33-00088), filed August 28, 1987.

   *10.3 Loan Agreement (County/USC Imaging Science Center) dated June 15, 1988, by and between Philips Credit Corporation and the Company, previously filed, and incorporated herein by reference from the Company's Post-Effective Amendment No. 5 on Form S-1 to the Company's Registration Statement on Form S-18 (33-00088), filed August 7, 1988.

   *10.4 Loan Agreement (Harbor/UCLA Medical Center) dated June 15, 1988, by and between Philips Credit Corporation and the Company, previously filed, and incorporated herein by reference from Post-Effective Amendment No. 5 on Form S-1 to the Company's Registration Statement on Form S-18 (33-00088), filed August 7, 1988.

   *10.5 Loan Agreement dated March 9, 1989, by and between the Company and Philips Credit Corporation, previously filed, and incorporated herein by reference from the Company's Amendment No. 1 filed March 16, 1989 to the Company's Current Report on Form 8-K, filed January 13, 1989.

   *10.6 Security Agreement dated March 9, 1989, by and between the Company and Philips Credit Corporation, previously filed, and incorporated herein by reference from the Company's Amendment No. 1 filed March 16, 1989 to the Company's Current Report on Form 8-K, filed January 13, 1989.

   *10.7 1989 Stock Incentive Plan, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed April 15, 1991.

   *10.8 Executive Employment Agreement, dated as of October 2, 1986, by and between the Company and E. Larry Atkins, as amended, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed April 15, 1991.

   *10.9 Executive Employment Agreement, dated as of June 4, 1991, by and between the Company and Thomas V. Croal, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.10 Fourth Amendment to the Executive Employment Agreement, dated as of June 4, 1991, by and between the Company and E. Larry Atkins, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.11 Agreement, dated August 12, 1991, between the Company and the several preferred stock purchasers named therein, previously filed, and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1991, filed August 14, 1991.

   *10.12 Revolving Loan and Term Loan Agreement, made as of August 19, 1991, by and between the Company and Philips Credit Corporation, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.13 Amendment No. 1 to Loan Agreement, dated March 9, 1989, made as of February 14, 1990, by and between the Company and Philips Credit Corporation, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.14 Waiver and Amendment No. 2 to Loan Agreement, dated March 9, 1989, made as of April 12, 1991, by and between the Company and Philips Credit Corporation, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.15 Amendment No. 3 to Loan Agreement, dated March 9, 1989, made as of August 19, 1991, by and between the Company and Philips Credit Corporation, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.16 Nonqualified Stock Option Agreement, dated November 11, 1991, by and between the Company and Cal Kovens, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.17 Merrill Lynch Special Prototype Defined Contribution Plan, 401(k) Plan, Profit Sharing Plan Adoption Agreement, dated January 10, 1992, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.18 Amendment No. 1, dated as of December 31, 1991, to Agreement dated August 12, 1991, by and among the Company and the preferred stock purchasers named therein, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed March 30, 1992.

   *10.19 Common Stock Purchase Warrant Agreement, dated as of May 19, 1992, by and between the Company and General Electric Company, previously filed, and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed August 14, 1992.

   *10.20 Loan and Security Agreement, dated as of May 19, 1992, by and between General Electric Capital Corporation and the Company, previously filed, and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed August 14, 1992.

   *10.21 Addendum to Various Masterline, Leaseline and Maxiservice Agreements, dated May 19, 1992, by and between the Company as Lessee and General Electric Company as Lessor, previously filed, and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed August 14, 1992.

   *10.22 Loan Agreement, dated as of June 30, 1992, by and among Gamma Knife Partners, Philips Credit Corporation, the Company and University Gamma Knife, Inc., previously filed, and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1992, filed August 14, 1992.

   *10.23 1992 Option and Incentive Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-8 (Registration No. 33-51532), filed September 1, 1992.

   *10.24 Common Stock Purchase Warrant Agreement, dated as of July 16, 1993, by and between the Company and General Electric Company, previously filed, and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993, filed August 14, 1993.

   *10.25 Loan and Security Agreement, dated as of June 1, 1993, by and between General Electric Capital Corporation and the Company, previously filed, and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993, filed August 14, 1993.

   *10.26 Common Stock Purchase Warrant Agreement, dated as of April 12, 1994, by and between the Company and General Electric Company, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed April 15, 1994.

   *10.27 First Amendment to Common Stock Purchase Warrant Agreement, dated as of April 12, 1994, by and between the Company and General Electric Company, previously filed, and incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed April 15, 1994.

   *10.28 Agreement and Plan of Merger, dated as of February 26, 1996 by and between the Company, InSight Health Services Corp., AHSC Acquisition Company, Maxum Health Corp. And MXHC Acquisition Company and incorporated herein by reference from the Company's Form 8-K filed March 12, 1996.

   10.29 Preferred Stock Acquisition Agreement dated as of February 26, 1996 by and between the Company, Maxum Health Corp., InSight Health Services Corp. and General Electric Company, acting through General Electric Medical Systems, filed herewith.

   21             Subsidiaries of the Registrant, filed herewith.

   23             Consent of Arthur Andersen LLP, filed herewith.

   27             Financial Data Schedule, filed herewith.
---------------

      * Previously filed.

Item 14(b). Reports on Form 8-K. The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1995.

Item 14(c). The Exhibits described above in Item 14(a)(3) are incorporated by reference herein.

Item 14(d).    Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN HEALTH SERVICES CORP.

                                          By:  /s/ E. Larry Atkins
                                               ---------------------------------
                                                   E. Larry Atkins, President
                                                   and Chief Executive Officer

                                          Date:  March 25, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                                     Title                                       Date
         ---------                                                     -----                                       ----
                                                              Director, President and
                                                              Chief Executive Officer
                                                              (Principal Executive
/s/ E. Larry Atkins                                           Officer)                                   March 25, 1996
------------------------------------
E. Larry Atkins

                                                              Director, Vice President,
                                                              Chief Financial Officer
                                                              and Corporate Secretary
                                                              (Principal Accounting
/s/ Thomas V. Croal                                           Officer)                                   March 25, 1996
------------------------------------
Thomas V. Croal


/s/ Frank E. Egger                                            Director                                   March 25, 1996
------------------------------------
Frank E. Egger


/s/ Lloyd G. Glazer                                           Director                                   March 25, 1996
------------------------------------
Lloyd G. Glazer


/s/ Philip D. Green                                           Director                                   March 25, 1996
------------------------------------
Philip D. Green


/s/ Roz Kovens                                                Director                                   March 25, 1996
------------------------------------
Roz Kovens


/s/ Charles M. Spear                                          Director                                   March 25, 1996
------------------------------------
Charles M. Spear

                                       56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Health Services Corp.:

We have audited, in accordance with generally accepted auditing standards, the financial statements for AMERICAN HEALTH SERVICES CORP. included in this Form 10-K and have issued our report thereon dated February 26, 1996. Our report on the financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern as discussed in Notes 2 and 5 of the financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP



Orange County, California
February 26, 1996

SCHEDULE VIII


                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED DECEMBER 1995, 1994 AND 1993

                                                           Additions
                                  Balance at       Charged to        Charged
                                  Beginning        Costs and        to Other                                Balance at
         Description              of Period         Expenses        Accounts        Deductions (a)         End of Period
         -----------              ---------         --------        --------        --------------         -------------
Allowance for doubtful
  accounts and contractual
  discounts in 1995              $3,691,466        $  853,828       $    -             $751,514             $3,793,780

Allowance for doubtful
  accounts and contractual
  discounts in 1994               2,685,817           954,806            -              (50,843)             3,691,466

Allowance for doubtful
  accounts and contractual
  discounts in 1993               1,785,174         1,208,111            -              307,468              2,685,817

              (a) Write-off or recovery of uncollectible accounts.

                         AMERICAN HEALTH SERVICES CORP.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                  EXHIBIT INDEX

                                                                               Sequentially
Exhibit                                                                           Numbered
Number                     Description and Reference                                Page
------                     -------------------------                           ------------
10.29         Preferred Stock Acquisition Agreement dated as of
              February 26, 1996 by and between the Company, Maxum
              Health Corp., InSight Health Services Corp. and General
              Electric Company, acting through General Electric Medical
              Systems, filed herewith.

21            Subsidiaries of the Registrant, filed herewith.

23            Consent of Arthur Andersen LLP, filed herewith.

27            Financial Data Schedule, filed herewith.