Form 10-Q
period 1996-03-31
AMERICAN HEALTH SERVICES CORP /DE/
filed 1996-05-15
CIK 712194

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                           -----------------------


                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________


                        Commission File Number 0-14380



                        AMERICAN HEALTH SERVICES CORP.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                  Delaware                                       52-1278857
- ---------------------------------------------                -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

4440 Von Karman, Suite 320, Newport Beach, CA                       92660
- ---------------------------------------------                -------------------
   (Address of principal executive offices)                      (ZIP Code)


Registrant's telephone number, including area code         714/476-0733
                                                    ----------------------------


                                     N/A
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

The number of shares of the Registrant's common stock outstanding as of May 14, 1996 was 9,713,647.

                  The number of pages in this Form 10-Q is 19.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION
- -------------------------------


  ITEM 1.     Financial Statements

              Consolidated Balance Sheets,
              March 31, 1996, and December 31, 1995                       3-4

              Consolidated Statements of Operations,
              for the three months ended March 31,
              1996 and 1995                                                5

              Consolidated Statements of Cash Flows,
              for the three months ended March 31,
              1996 and 1995                                                6

              Notes to Consolidated Financial Statements                  7-10


  ITEM 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                              10-17


PART II -- OTHER INFORMATION
- ----------------------------

  ITEM 6.    Exhibits and Reports on Form 8-K                             18

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS


                                                                               March 31,           December 31,
                                                                                 1996                 1995
                                                                              -----------          ------------
                                                                              (Unaudited)
CURRENT ASSETS:

  Cash                                                                        $ 5,782,121          $ 6,175,842
  Accounts receivable, net of an allowance for doubtful
    accounts and contractual discounts of $3,923,791
    and $3,793,780 at March 31, 1996 and December 31, 1995
    respectively, and an allowance for professional fees of
    $1,673,812 and $1,567,308 at March 31, 1996 and
    December 31, 1995, respectively                                             6,763,417            6,892,436
  Prepaid expenses and other                                                      456,398              447,726
                                                                              -----------          -----------
                 Total current assets                                          13,001,936           13,516,004

PROPERTY AND EQUIPMENT, at cost, net of accumulated
    depreciation and amortization of $14,499,812 and
    $13,513,147 at March 31, 1996 and December 31, 1995,
    respectively                                                               19,619,656           20,169,446


OTHER ASSETS                                                                    2,945,167            2,754,904
                                                                              -----------          -----------
                                                                              $35,566,759          $36,440,354
                                                                              ===========          ===========




                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1996 AND DECEMBER 31, 1995


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                           March 31,          December 31,
                                                                             1996                 1995
                                                                          -----------         ------------
                                                                          (Unaudited)
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                  $  3,144,105         $  2,917,800
  Accrued payroll and related costs                                           783,783              924,986
  Professional fees payable                                                   425,266              544,705
  Current portion of deferred rent expense                                    455,091              485,740
  Current portion of reserve for center terminations                          452,296              630,000
  Current portion of long-term debt                                        18,824,216           19,207,076
                                                                         ------------         ------------
          Total current liabilities                                        24,084,757           24,710,307
                                                                         ------------         ------------
DEFERRED RENT EXPENSE                                                         265,417              286,928
                                                                         ------------         ------------
RESERVE FOR CENTER TERMINATIONS                                               635,078              635,078
                                                                         ------------         ------------
LONG-TERM DEBT                                                             21,491,897           21,307,834
                                                                         ------------         ------------
CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST                                                           1,545,529            1,602,240
                                                                         ------------         ------------
STOCKHOLDERS' EQUITY (DEFICIT):

  10 percent convertible Series B preferred stock with a liquidation preference of $185 per share plus declared and unpaid dividends
     Authorized--5,000,000 shares
     Outstanding--37,837.83 at March 31, 1996 and
      December 31, 1995 stated at                                           6,075,107            6,075,107
  Common stock, $.03 par value-
    Authorized--25,000,000 shares
    Outstanding--9,713,647 and 9,683,647 at March 31, 1996 and
         December 31, 1995, respectively                                      291,409              290,509
  Common stock warrants                                                     1,115,569            1,115,569
  Additional paid-in capital                                                9,350,265            9,343,665
  Accumulated deficit                                                     (29,288,269)         (28,926,883)
                                                                         ------------         ------------
                                                                          (12,455,919)         (12,102,033)
                                                                         ------------         ------------
                                                                         $ 35,566,759         $ 36,440,354
                                                                         ============         ============




                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended        Three Months Ended
                                                                   March 31, 1996            March 31, 1995
                                                                 ------------------        ------------------
                                                                    (Unaudited)               (Unaudited)
REVENUES:

  Center revenues                                                   $8,676,944                $9,357,901

EXPENSES:

  Center expenses                                                    6,545,110                 7,470,752
  Provision for doubtful accounts                                      249,836                   234,714
  Provision for center profit distributions                            202,457                   179,468
                                                                    ----------                ----------
  Income from center operations                                      1,679,541                 1,472,967


CORPORATE OPERATING EXPENSES                                         1,026,164                   829,895
                                                                    ----------                ----------

  Income from operations
   before interest                                                     653,377                   643,072

INTEREST INCOME AND OTHER                                               43,036                    41,267

INTEREST EXPENSE                                                    (1,057,799)                 (966,873)
                                                                    ----------                ----------
  Net loss                                                          $ (361,386)               $ (282,534)
                                                                    ==========                ==========

EARNINGS (LOSS) PER SHARE:

  Loss per common share                                             $    (0.04)               $    (0.03)
                                                                    ==========                ==========

  Weighted average number of common
   shares outstanding                                                9,698,482                 9,683,647
                                                                    ==========                ==========



 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended      Three Months Ended
                                                                                March 31, 1996          March 31, 1995
                                                                              ------------------      ------------------
                                                                                  (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (361,386)            $ (282,534)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization                                                    1,123,821              1,320,845
   Deferred rent expense                                                              (52,160)              (109,494)
   Changes in operating assets and liabilities:
    Decrease in accounts receivable, net                                              129,019                 20,373
    Increase in prepaid expenses and other                                             (8,672)                (4,826)
    Increase in other assets                                                         (313,839)              (390,416)
    Increase in accounts payable and accrued expenses                                  85,102                679,508
    Increase (decrease) in professional fees payable                                 (119,439)                25,367
    Decrease in reserve for center terminations                                      (177,704)                  --
                                                                                   ----------             ----------
     Net cash provided by operating activities                                        304,742              1,258,823
                                                                                   ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (450,455)               (67,578)
  Investment in radiation oncology center                                                --                 (408,221)
                                                                                   ----------             ----------
     Net cash used in investing activities                                           (450,455)              (475,799)
                                                                                   ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term obligations                                     (596,409)            (1,063,972)
  Increase in principal under long-term obligations                                   397,612              1,151,331
  Proceeds from issuance of common stock                                                7,500                   --
  Decrease in minority interest                                                       (56,711)               (54,524)
                                                                                   ----------             ----------
     Net cash provided by (used in) financing activities                             (248,008)                32,835
                                                                                   ----------             ----------
NET INCREASE (DECREASE) IN CASH                                                      (393,721)               815,859

CASH, beginning of period                                                           6,175,842              3,663,795
                                                                                   ----------             ----------
CASH, end of period                                                                $5,782,121             $4,479,654
                                                                                   ==========             ==========


 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1996 (UNAUDITED)




1.       Basis of Preparation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1995 included as part of the Company's Annual Report on Form 10-K (File No. 0-14380) filed with the Securities and Exchange Commission on March 27, 1996.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1996, the results of operations and changes in cash flows for the three month periods ended March 31, 1996 and 1995 have been included.

         The results of operations of the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                Exchange Rates
                      (Canadian Dollars per U.S. Dollar)

                                                            Average for
                                                               Three
                                                            Months Ended
                 Year              March 31                   March 31
                 ----              --------                 ------------
                 1994               1.340                       1.356
                 1995               1.399                       1.404
                 1996               1.359                       1.371

3.       Loss Per Common Share

         The number of shares used in computing loss per common share is equal to the totals of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents relating to options, warrants and convertible preferred stock have not been included in the computation of loss per share in 1996 and 1995 due to their antidilutive effect. Preferred stock dividends have not been considered in the calculation of loss per common share since the shares are non-cumulative and no dividends have been declared.

4.       Income Taxes

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("FAS No. 109") pursuant to which the Company recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount.

5.       Summarized Combined Financial Data of Controlled Entities

         The summarized combined financial data of the Company's three 50 percent or less owned and controlled entities for the three months ended March 31, 1996, and 1995 are as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1996             1995
                                               -----------      -----------
                                               (Unaudited)      (Unaudited)
         Condensed Combined Statement
          of Operations Data:
          Center revenues                      $1,606,177        $1,648,409
          Center expenses                       1,262,583         1,225,012
          Provision for doubtful
           account                                 36,974            42,345
          Provision for center
           profit distribution                    153,833           187,057
                                               ----------        ----------
          Income from center operations        $  152,787        $  193,995
                                               ==========        ==========

                                                March 31,       December 31,
                                                  1996              1995
                                               -----------      ------------
                                               (Unaudited)
         Condensed Combined
          Balance Sheet Data:
          Current assets                       $1,961,087        $1,944,849
          Total assets                          3,652,414         3,701,452
          Current liabilities                     685,622           683,383
          Long-term debt                          488,407           480,016
          Minority interest equity              1,407,364         1,432,721

         The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.

6.       Impact of Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121) in March 1995. The Company adopted SFAS No. 121 in 1996, which did not have a material effect on the Company's financial statements.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) in October 1995. The Company adopted the provisions of SFAS No. 123 during 1996.

7.       Reclassifications

         Certain reclassifications have been made to the 1995 consolidated financial statements to make them conform with the current year presentations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to March 31, 1995

         The Company reported revenues from the operation of its centers for the three months ended March 31, 1996 of approximately $8,677,000, compared to approximately $9,358,000 for the three months ended March 31, 1995, representing a decrease of approximately 7%. The decrease in reported revenues of approximately $681,000 is due to the sale or closure of three centers and the expiration of operating agreements relating to three centers subsequent to December 31, 1994 (approximately $1,000,000), offset by increased revenues generated by centers which existed as of March 31, 1995 (approximately $319,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

         Center expenses, including the provision for doubtful accounts, for the three months ended March 31, 1996, aggregated approximately $6,795,000, compared to approximately $7,705,000 for the three months ended March 31, 1995. This decrease of approximately $910,000, or 12%, is due primarily to the elimination of expenses at the six terminated centers discussed above.

         The Company has agreements with its partners at certain co-venture centers which provide for contingent payments based on annual pre-tax profits, as defined, of the individual center. The contingent payments, which are charged to operations as they become accruable, are included in the provision for center profit distributions. Provision for center profit distributions was approximately $202,000 for the three months ended March 31, 1996, compared to approximately $179,000 for the three months ended March 31, 1995. This represents an increase of approximately $23,000, or 13%. This increase is due primarily to the elimination of an operating loss at one of the terminated centers discussed above, offset by reduced income at certain of the Company's other cooperative venture centers.

         The Company reported income from center operations of approximately $1,680,000 for the three months ended March 31, 1996, compared to approximately $1,473,000 for the three months ended March 31, 1995, representing an increase of approximately $207,000, or 14%. This increase in income from center operations is due primarily to increased income at a majority of the Company's existing centers (approximately $277,000), offset by the loss of income from center operations in 1996 at the six terminated centers discussed above (approximately $47,000) and the increase in provision for center profit distributions.

         For the three month period ended March 31, 1996, the Company recorded corporate operating expenses of approximately $1,026,000, compared to corporate operating expenses of approximately $830,000 for the three month period ended March 31, 1995, an increase of approximately 24%. This increase of approximately $196,000 is due primarily to increases in consulting, legal, personnel and travel costs related to the merger and debt restructuring negotiations discussed below and business development.

         Interest expense was approximately $1,058,000 during the three months ended March 31, 1996, compared to approximately $967,000 for the three months ended March 31, 1995, an increase of approximately $91,000, or 9%. This increase was due primarily to increased interest as a result of the April 12, 1994 restructuring agreement discussed below, offset by reduced interest related to amortizations of long-term obligations.

         For the three months ended March 31, 1996, the Company reported a net loss of approximately $361,000 compared to a net loss of approximately $283,000 for the three months ended March 31, 1995. This increase is the result of an increase in net interest expense and an increase in corporate operating expenses, offset by increased income from center operations.

         Net loss per share for the three months ended March 31, 1996, was $0.04, compared to a net loss per share of $0.03 for the three months ended March 31, 1995. As discussed below under "Liquidity and Capital Resources," dividends on the Series B Preferred Stock are non-cumulative. Since the Board of Directors did not declare a dividend for the three months ended March 31, 1996 and 1995, respectively, no dividend has been subtracted from net loss to determine loss per share for each of the three months ended March 31, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to a deficit of approximately $11,083,000 at March 31, 1996 from a deficit of approximately $11,194,000 at March 31, 1995. This reduction of deficit of approximately $111,000 is primarily due to net income before depreciation and amortization, offset by principal payments on long-term obligations. During the past three years, the Company has financed its operations primarily through internally generated funds and the credit arrangements discussed below.

         Cash decreased to approximately $5,782,000 at March 31, 1996 from approximately $6,176,000 at December 31, 1995, a decrease of approximately $394,000, or 6%. This decrease resulted from (i) an increase in other assets (approximately $314,000), (ii) principal payments on long-term debt obligations (approximately $596,000), (iii) the decrease in reserve for center terminations (approximately $178,000), and (iv) payments made to minority interest partners (approximately $57,000). The decrease was offset by
(i) net income before depreciation and amortization and deferred rent expense (approximately $710,000), and (ii) a decrease in accounts receivable (approximately $129,000). The Company currently has no lines of credit available to borrow against for working capital purposes.

         The Company (i) reported losses from 1992 to 1996 (including a loss of approximately $361,000 for the three months ended March 31, 1996), (ii) expects to continue to experience cash flow shortfalls and losses in 1996, (iii) has certain balloon payments of approximately $12,252,000 and $1,500,000 pursuant to its long-term debt obligations with its primary creditor maturing in June and August 1996, respectively, and (iv) has a net capital deficiency of approximately $12,432,000 at March 31, 1996. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company and Maxum also entered into a Preferred Stock Acquisition Agreement with GE and InSight. In exchange for a comprehensive debt and lease restructuring of the existing obligations of the Company and Maxum, GE Medical Systems ("GE") will receive non-voting preferred stock of InSight, convertible into approximately forty-eight percent (48%) of the common stock of InSight on a fully-diluted basis. The terms and conditions of the debt and lease restructuring include, among other things, (i) an extension of the Company's balloon payments totaling approximately $11,619,000 in 1996 until December 2002, (ii) a reduction of the Company's long-term debt by approximately $10,685,000, (iii) a restructure of certain operating lease arrangements, (iv) the surrender by GE of warrants to purchase 1,589,072 shares of the Company's common stock at $0.10 per share and (v) similar restructuring for Maxum.

         In addition, in connection with the restructure of the Company's and Maxum's master equipment service contracts, GE will be entitled to receive an amount equal to approximately 14 percent of income before provision for taxes, as defined in the agreement, from the consolidated income statement of the Company, Maxum and InSight.

         The Boards of Directors and management of the Company and Maxum, having received fairness opinions from their respective investment banking consultants, have recommended approval of the merger to their respective stockholders. The obligations of the Company and Maxum to consummate the merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the merger by the stockholders of the Company and Maxum and consummation of the debt and lease restructuring.

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

         Effective March 1, 1996, Radiosurgery Centers, Inc., the Company's wholly owned subsidiary, refinanced a Gamma Knife equipment loan (approximately $2,075,000) with GE on terms substantially equivalent to the original equipment loan. This loan is secured by all of the assets of the Gamma Knife center, as well as by a letter of credit of $400,000 which is guaranteed by the estate of Cal Kovens.

         In connection with the Company's expansion plans, the Company has reviewed several diagnostic imaging centers as acquisition candidates. In 1995, the Company purchased an interest in a radiation oncology treatment facility in Valparaiso, Indiana. The cash needed to purchase this center was made available from long-term notes with GE. The Company continues to review diagnostic imaging centers as acquisition candidates but has not entered into any letters of intent or definitive agreements. Approval of the Company's primary lender is required for any equipment purchase financing in connection with any acquisitions by the Company.

         The Omnibus Budget Reconciliation Act of 1993 prohibits referring physician ownership of diagnostic imaging centers after December 31, 1994. The Company no longer has any cooperative ventures with referring physician ownership.

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

         Dividends on the Series B Preferred Stock are non-cumulative so long as the Series B Preferred Stockholders control a majority of the Board of Directors of the Company. In addition, any dividends declared on the Series B Preferred Stock may be paid in cash or shares of common stock at the discretion of the Board of Directors. No dividend was declared by the Board of Directors for the three months ended March 31, 1996.

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), pursuant to which the Company recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121") in March 1995. The Company adopted SFAS No. 121 in 1996, which did not have a material effect on the Company financial statements.

         Inflation has not had a significant impact on the Company's operations and, in management's opinion, based upon current trends will not have an adverse impact on operations in the near future.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              During the quarter ended March 31, 1996, the Company filed a current report on Form 8-K on March 12, 1996, with respect to
              Item 5 "Other Information" regarding the Agreement and Plan of Merger with Maxum Health Corp dated February 26, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




American Health Services Corp.
- ------------------------------
         (Registrant)





   /s/ THOMAS V. CROAL
- ----------------------------
       Thomas V. Croal,
        Vice President
   Chief Financial Officer





   /s/ E. LARRY ATKINS
- ----------------------------
       E. Larry Atkins,
          President
   Chief Executive Officer




Date:   May 15, 1996